Form 10QSB
period 1999-03-31
HORIZON BANCORPORATION INC
filed 1999-05-17
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-QSB


                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period ended March 31, 1999
                            Commission File No. 333-71773

                             HORIZON BANCORPORATION, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Florida                        65-0840565
       -----------------------     -----------------------------------
      (State of Incorporation)     (I.R.S. Employer Identification No.)

               3005-26th Street West, Bradenton, Florida 34205
               -----------------------------------------------
                   (Address of Principal Executive Offices)

                                 (941) 753-2265
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
       ---------------------------------------------------------------
                      (Former Name, Former Address and
                        Former Fiscal Year, if Changed
                              Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X       No


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.
     Common stock, par value $.01 per share, 21,600 shares issued and outstanding as of March 31, 1999.
     Transitional Small Business Disclosure Format (Check one):
     Yes   X       No

                                   PART I
                            FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -----------------------------

                          Horizon Bancorporation, Inc.
                        (A Development Stage Enterprise)
                            Balance Sheets (Uaudited)


ASSETS
------
                                               March 31,      December 31,
                                                 1999             1998
                                               ---------      ------------
Cash                                           $ 18,839          $ 28,799
Subscriptions receivable                         21,000            21,000
Deferred registration costs (Note 2)             74,645            60,878
Property and equipment, net                      43,952             4,293
Other assets                                     11,266            12,102
                                                -------           -------
  Total Assets                                 $169,702          $127,072
                                                =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Interest payable                               $    - -          $    601
Note payable (Note 5)                           212,750           109,000
                                                -------           -------
  Total Liabilities                            $212,750          $109,601
                                                =======           =======

Commitments and contingencies (Note 4)

Stockholders, Equity (Note 1):
Common stock, $.01 par value,
  25,000,000 shares authorized,
  21,600 shares issued and outstanding         $    216          $    216
Common stock subscribed                              42                42
Paid-in-capital                                 128,742           128,742
(Deficit) accumulated during
  the development stage                        (172,048)         (111,529)
                                               --------          --------
Total Stockholders' Equity                      (43,048)           17,471
Total Liabilities and                           -------          --------
  Stockholders, Equity                         $169,702          $127,072
                                                =======           =======

                Refer to notes to the financial statements



                               Horizon Bancorporation, Inc.
                             (A Development Stage Enterprise)
                             Statements of Income (Unaudited)


                                                       For the three months
                                                           ended March 31,
                                                       --------------------
                                                       1999            1998
                                                       ----            ----
Revenues:
  Interest income                                 $ 11,505
                                                   -------
    Total revenues                                  11,505
                                                   -------

Expenses:
  Employee leasing                                $ 31,259         Company
  Organizational expenses                           25,261
  Insurance expense                                  2,177           was
  Interest expense                                   2,554
  Rent expense                                       2,290           not
  Advertising & promotional                            812
  Miscellaneous other expenses                       7,671       operational
                                                   -------
    Total expenses                                $ 72,024
                                                   -------
Net (loss)                                        $(60,519)
                                                   =======

Basic (loss) per share (Note 2)                   $     (2.80)
                                                   ==========







                     Refer to notes to the financial statements.


                             Horizon Bancorporation, Inc.
                           (A Development Stage Enterprise)
                           Statements of Income (Unaudited)


                                                       For the three months
                                                           ended March 31,
                                                       --------------------
                                                       1999            1998
                                                       ----            ----
Cash flows from pre-operating
  activities of the development stage:
  Net (loss)                                       (60,519)
  Adjustments to reconcile net (loss) to
    net cash used by pre-operating activities                     Company
    of the development stage:
      (Increase) in deferred registration costs    (13,767)         was
      (Decrease) in accounts payable                  (601)
      Decrease in other assets                       1,601          not
  Net cash used by pre-operating                   -------
    activities of the development stage           $(73,286)     operational
                                                   -------
Cash flows from investing activities
  Purchase of fixed assets                        $(40,424)
                                                   -------
Net cash used in investing activities             $(40,424)
                                                   -------
Cash flows from financing activities:
  Increase in borrowings                          $103,750
                                                   -------
Net cash provided from financing activities       $103,750
                                                   -------

Net (decrease) in cash                            $ (9,960)
Cash at beginning of period                         28,799
                                                   -------
Cash at end of period                             $ 18,839
                                                   =======

Supplemental disclosures of cash flow information;
  Cash paid for:
    Interest                                      $  2,554
                                                   =======
    Income taxes                                  $    - -
                                                   =======







                        Refer to notes to the financial statements


                              Horizon Bancorporation, Inc.
                            (A Development Stage Enterprise)
                       Notes to Financial Statements (Unaudited)
                                     March 31, 1999


Note 1 - Summary of Organization

     Manasota Group, Inc. ("Manasota) was incorporated on May 27, 1998 for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company").
 Accordingly, all financial transactions undertaken by Manasota are reflected in the Company's financial statements as of March 31, 1999 and December 31, 1998. An application for prior approval to charter a bank was filed with the Division of Banking, state of Florida ("DBF"). An application for deposit insurance was filed with the Federal Deposit Insurance Corporation ("FDIC"). Once the application with the DBF is approved, two additional applications, both with the Federal Reserve Board ("FRB"), will be filed; the first for Bank Membership and the second for prior approval to become a bank holding company. When all regulatory applications are approved and the minimum stock sale is successfully completed, the Company will acquire 100 percent of the voting stock of the Bank by injecting a minimum of $5.0 million into the Bank's capital accounts.

     The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 1999 and December 31, 1998, there were 21,600 shares of the Company's common stock issued and outstanding and an additional 4,200 shares subscribed. Additionally, the Company has authorized the issuance of up to
1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 1999 and December 31, 1998, there were no shares of the Company's preferred stock issued or outstanding.

     The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential defensive "anti takeover" effect. These certain provisions include: (i) The Board of Directors is divided into three classes with members of each class serving three-year terms with the election of each class in successive years; (ii) membership on the Board of Directors may range from six to twenty members and may increase or decrease only by a majority vote of the directors then in office; (iii) Board vacancies, including an increase in the number of directors, can be filled for the remainder of the unexpired term only by a majority vote of the Directors then in office; (iv) directors may be removed if at least two-thirds of the directors then in office approve the removal as well as by a majority vote of the Company's voting stock; (v) special meetings of shareholders may be called by a majority vote of the directors then in office or by the holders of at least 25% of the outstanding voting stock of the Company; (vi) shareholders shall not be entitled to take any action by written consent in lieu of taking such action at an annual or special meeting of shareholders; (vii) certain transactions, such as mergers or consolidations, must be approved by the affirmative vote of holders of at least two-thirds Company's voting stock, unless two-thirds of the directors then in office have approved such transaction, in which case the affirmative vote of a majority of such holders is required; (viii) amendments to the Company's Articles of Incorporation must be approved by the affirmative vote of holders of at least two-thirds of the Company's voting stock; (ix) amendments to the Company's Bylaws can be approved by the Board of Directors or by the shareholders at a duly constituted meeting, where such action by the Board of Directors requires the vote of two-thirds of the directors then in office subject to repeal by the affirmative vote of holders of at least two-thirds of the outstanding voting stock of the Company; and
(x) the issuance of preferred stock described in the previous paragraph, which may also be deemed to have an "anti-takeover" effect.

     The Company filed a Registration Statement on Form SB-1 with the Securities and Exchange Commission offering for sale (i) a minimum of 243,638 units, each consisting of one share of the Company's $.01 par value common stock plus one warrant to purchase up to one additional share of common stock and (ii) a minimum of 780,000 and a maximum of 1,116,362 shares of its $.01 par value common stock (the "Offering"). The Registration Statement became effective February 9, 1999. The sales price for each unit and for each share of common stock is $5.50. All subscription proceeds are held an Escrow Agent, pending acceptance of subscriptions and completion of the Offering. If the sale of the minimum (1,023,638) units and shares of common stock is not accomplished by the expiration date, as extended, all subscriptions will be canceled and all proceeds returned, without interest, to the subscribers. If the sale of the minimum (1,023,638) units and shares of common stock is accomplished and all regulatory approval obtained, the Company will capitalize the Bank with at least $5.0 million immediately prior to commencement of banking operations. As of March 31, 1999, proceeds from the subscription of 321,808 shares were collected and held by the escrow agent.

     Certain organizers of the Company will receive a warrant, or a portion thereof, for each share of common stock purchased by that organizer. The number of warrants received will be determined by both the number of shares purchased by that organizer and the number of shares sold in the offering. If the minimum offering is sold, the organizers will receive approximately .75 warrant for each share purchased, increasing ratably up to a maximum of one warrant per each share purchased if the maximum offering is sold. Each warrant entitles its holder to purchase one share of the Company's common stock for $5.50 for a period of ten years from the date the Bank opens for business. The warrants will vest over a period of three years, at one-third per year and beginning on the first anniversary from commencement of banking operations. In addition to the passage of time, the vesting of warrants requires each organizer to attend a minimum of 75% of the Board of Directors meetings for each year during the vesting period. All warrants, however, will become vested upon the change of control of the Bank or the sale by the Bank of all or substantially all of its assets, All warrants are subject to approval by the banking regulatory agencies.

     The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.


Note 2 - Summary of Significant Accounting Policies

Basis of Accounting.
-------------------
     The accounting anti reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash. The Company has adopted a fiscal year that ends on December 31, effective for the period ended December 31, 1998.

Organizational Expenses.
-----------------------
     Organizational costs are costs that have been incurred in the expectation that they will generate future revenues or otherwise benefit periods after the Company reaches the operating stage. Organizational costs generally include incorporation, legal and accounting fees incurred in connection with establishing the Company. In accordance with recent accounting pronouncements, all organizational expenses were expensed when incurred.

Deferred Registration Costs.
---------------------------
     Deferred registration costs are deferred and incremental costs incurred by the company in connection with the issuance of its own stock. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. In a successful offering, deferred registration costs are deducted from the Company's paid-in-capital account Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

Income Taxes.
------------
     The Company will be subject to taxation whenever taxable income is generated. As of March 31, 1999 and December 31, 1998, no income taxes had been accrued since no taxable income had been generated.

Basic (Loss) Per Share.
----------------------
     Basic loss per share of $(2.80) is based on 21,600 shares outstanding. Note that the above result is not indicative of future performance since planned principal operations have not commenced.

Statement of Cash Flows.
-----------------------
     The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pro-operating activities by adjusting for the effects of current assets and short term liabilities.


Note 3 - Commitments and Contingencies

     In connection with the Company's formation and the organization of its subsidiary Bank, the Company has entered into three separate agreements with a bank consulting firm, a law firm and an accounting firm to assist it in: (i) preparing and filing all organizational and incorporation papers; (ii) preparing and filing applications with the bank regulatory authorities concerning the formation of a bank holding company and the organization of a State chartered bank; (iii) preparing a Registration Statement on Form SB-1, including the financial audit and filing same with the Securities and Exchange commission; and (iv) drafting of employment agreements, stock option plans and other matters relating to compensation. The aggregate cost of the above services is estimated to approximate $118,000 and may vary depending upon the degree of complexity and time spent on the above projects.

     On June 8, 1998, the Company entered into an agreement (the "Consulting Agreement") with one of its organizers who will serve as the Company's and the Bank's President and Chief Executive Officer (the "CEO"). The Consulting Agreement, which commenced June 15, 1998, is for a term of the earlier of (i) twelve months or (ii) the date the Bank is no longer in the organization period and has opened for business. Under the terms of the Consulting Agreement, the CEO, for his services and efforts relating to organizational matters of the Bank and the Company, is to be paid $5,000 monthly until the Bank application is filed with the regulators, $6,000 monthly until the minimum number shares of stock is sold in the Offering and $8,000 monthly until the Bank is opened. The Consulting Agreement provides for other customary benefits, such as health, life and disability insurance. Also, upon the Bank's opening for business, the CEO will receive a $16,000 bonus. The CEO is currently being paid through an employee leasing arrangement funded by the Company.

     On October 28, 1998, the Company and the above CEO entered into an employment agreement (the "Employment Agreement") which will become effective when the Consulting Agreement terminates. However, if the Consulting Agreement is extended, then the Employment Agreement is effective at the earlier of commencement of banking operations or December 31, 1999. The Employment Agreement provides for an annual salary of $96,000 plus an annual percentage increase identical to the increase in the Consumer Price Index. In addition, the CEO may receive a performance bonus ranging from 10% to 50% of his annual base salary if certain performance objectives are met. The CEO would also be entitled to other customary benefits such as annual vacation, medical and life insurance, etc. The Employment Agreement also provides for the granting of stock options to purchase shares equal to 3% of the total shares sold in the Offering. The options would vest ratably over a five-year period, with an exercise price of $5.50 and an expiration date of ten years from the date of issue.

     The organizers as a group capitalized the Company by acquiring 21,600 shares of the Company's common stock for an aggregate amount of $108,000. Additionally, several organizers subscribed for an additional 4,200 shares for an aggregate price of $21,000. The organizers paid these funds subsequent to the date of there financial statements but prior to the issuance of this report. All shares purchased (21,600) or subscribed (4,200) by the organizers will be redeemed and $129,000 will be returned to the organizers once the minimum Offering is satisfied.

     On September 30, 1998, the Company entered into an agreement to purchase a 1.05 acre parcel for $407,500. The land will be used as the site for the proposed Banks main office. An earnest money deposit in the amount of $10,000 has been deposited with an escrow agent and is reflected under "other assets" in the Company's Balance sheet at March 31, 1999 and December 32, 1998.
 An additional $40,000 is due upon local government approval of the site plan and usage. Assuming all contingencies, such as regulatory approvals to operate both a holding company and a bank, are satisfied, the final transaction to purchase the site should be completed no later than July 14, 1999. The proposed Bank intends to build a one-story facility with approximately 5,000 square feet (expandable to 7,000 square feet) of finished space. Total construction costs are estimated at $665,000 with an additional estimate of $258,000 for furniture and equipment.

     On October 8, 1998, the Company entered into a one-year lease arrangement, with a minimum of nine months, covering office space from which it currently operates. Additional space was leased during the first quarter of 1999 under similar arrangements. The total monthly lease expense is $845.

     Please refer to Note I concerning warrants to organizers.


Note 4 - Related Party Transactions

     Please refer to Note 1 for a discussion concerning the organizers' warrants.

     Please refer to Note 3 for discussions concerning:

     (i)   The CEO's Consulting Agreement and Employment Agreement, and;

     (ii) The organizers, stock subscriptions and purchases, as well as their stock redemptions.


Note 5 - Note Payable

     In order to fund expenses incurred during the organizational stage, the Company obtained a loan from an unrelated financial institution in the amount of $300,000 and in the form of a one-year non-revolving line of credit. The line of credit carries an interest rate of prime minus 1% with interest payable monthly. The collateral includes the Company's furniture, equipment and leasehold improvements, as well the personal guarantees of certain organizers. As of March 31, 1999 and December 31, 1998, the Company had drawn from the line of credit the amounts of $212,750 and $109,000, respectively.

Item 2:     Management Discussion and Analysis of Financial
            Condition and Results of Operation.
            -----------------------------------

     The Company was incorporated in the State of Florida on May 27, 1998, under the name of Manasota Group, Inc. In anticipation of the filing for regulatory approval for the Bank, the Company amended its Articles of Incorporation on October 2, 1998, changing the name to Horizon Bancorporation, Inc. The Company further amended its Articles of Incorporation to include the authorization of additional capital stock and anti-takeover provisions typical in the case of a bank holding company for a community bank. On October 12, 1998, the Bank filed an application for a charter to be granted by the Florida Department of Banking and Finance and an application for insurance of its deposits to be issued by the FDIC. The FDIC application was approved on May 3, 1999. Once the charter is granted, the Company will apply to the Board of Governors of the Federal Reserve System for authority to become a bank holding company, and the Bank will apply to the Federal Reserve for membership as a state member bank.

     The Company filed a Registration Statement on Form SB-1 with the Securities and Exchange Commission which Registration Statement became effective February 9, 1999. Pursuant to the Registration Statement, 1,116,362 shares of common stock, par value $.01 per share (the "Common Stock"), and 243,638 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Units," or singly, a "Unit"), were registered for sale at an offering price of $5.50 per share or Unit. As of May 10, 1999, the Company has received subscriptions for all of the Units and 271,162 shares of the Common Stock. The Company continues to solicit subscriptions for shares of the Common Stock pursuant to the offering.

     Management hopes to secure all regulatory approvals by the end of June 1999. Thereafter, upon the sale of a minimum of 780,000 shares of the Common Stock, the Bank will construct a 5,000 square foot building to house its main banking facility and the Company's headquarters at 900-53rd Avenue, East, in Bradenton, on land that is currently under contract. During construction, which is expected to last about six months, the Bank will operate at the site from a temporary modular facility.



                                      PART II
                                 OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

     There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.
         ---------------------

          (a)  None.
          (b)  None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

          None.

Item 5.  Other Information.
         -----------------

          None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         A.  Exhibits:

             2(a) Articles of Incorporation of Registrant (incorporated by reference to Exhibit 2.1 of Registration Statement on Form SB-1, File No. 333-71773)

             2(b) Bylaws of Registrant (incorporated by reference to Exhibit 2.2 of Registration Statement on Form SB-1, File No. 333-71773)

             27    Financial Data Schedule

         B.  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC.

                                          (Registrant)

Date:  May 17, 1999              BY:  /s/ Charles S. Conoley
                                    ----------------------------
                                    Charles S. Conoley
                                    President and Chief
                                    Executive Officer

11