Form 10QSB
period 1999-06-30
HORIZON BANCORPORATION INC
filed 1999-08-16
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                   ----------------------

                                        FORM 10-QSB


                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarterly period ended June 30, 1999
                              Commission File No. 333-71773

                               HORIZON BANCORPORATION, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Florida                       65-0840565
          ------------------------   -----------------------------------
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

                                    Not Applicable
            -------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
             Changed Since Last Report)

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

     Common stock, par value $.01 per share, 21,600 shares issued and outstanding as of June 30, 1999.

     Transitional  Small Business Disclosure Format (Check  one):
Yes   X       No


                                     PART I
                             FINANCIAL INFORMATION

Item 1:   Financial Statements.
------------------------------

                          Horizon Bancorporation, Inc.
                        (A Development Stage Enterprise)
                           Balance Sheets (Unaudited)


ASSETS
------
                                        June 30,     December 31,
                                         1999           1998
                                         ----           ----
Cash                                  $   41,929      $  28,799
Subscriptions receivable                  21,000         21,000
Deferred registration costs (Note 2)     105,866         60,878
Property and equipment, net               87,443          4,293
Other assets                              11,179         12,102
                                       ---------       --------
 Total Assets                         $  267,417      $ 127,072
                                       =========       ========



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Interest payable                      $    2,127      $     601
                                       ---------       --------
Notes payable (Note 5)                   366,350        109,000
 Total Liabilities                    $  368,477      $ 109,601
                                       ---------       --------


Commitments and contingencies (Note 4)


Stockholders' Equity (Note 1):
Common stock, $.01 par value,
 25,000,000 shares authorized,
 21,600 shares issued and outstanding $      216      $     216
Common stock subscribed                       42             42
Paid-in-capital                          128,742        128,742
(Deficit) accumulated during
 the development stage                  (230,060)      (111,529)
                                       ---------       --------
 Total Stockholders' Equity             (101,060)        17,471
                                       ---------       --------
 Total Liabilities and
  Stockholders' Equity                $  267,417      $ 127,072
                                       =========       ========

 Refer to notes to the financial statements.


                             Horizon Bancorporation, Inc.
                          (A Development Stage Enterprise)
                          Statements of Income (Unaudited)


                                           For the three months
                                              ended June 30,
                                           --------------------
                                           1999            1998
                                           ----            ----
Revenues:
 Interest income                          $  22,064      $  169
                                           --------       -----
   Total revenues                            22,064         169
                                           --------       -----
Expenses:
  Employee leasing                        $  57,424      $ - -
  Organizational expenses                       149        - -
  Insurance expense                           2,797        - -
  Interest expense                            8,665        - -
  Rent expense                                3,579        - -
  Advertising & promotional                    - -         - -
  Miscellaneous other expenses                7,462          49
                                           --------       -----
   Total expenses                         $  80,076          49
                                           --------       -----
Net (loss)                                $ (58,012)     $  120
                                           ========       =====

Basic (loss) per share (Note 2)           $   (2.69)     $ - -
                                           ========       =====

 Refer to notes to the financial statements.


                            Horizon Bancorporation, Inc.
                          (A Development Stage Enterprise)
                          Statements of Income (Unaudited)


                                            For the six months
                                              ended June 30,
                                           --------------------
                                           1999            1998
                                           ----            ----

Revenues:
 Interest income                          $  33,569      $  169
                                           --------       -----
   Total revenues                            33,569         169
                                           --------       -----

Expenses:
  Employee leasing                        $  88,683      $ - -
  Organizational expenses                    25,410        - -
  Insurance expense                           4,975        - -
  Interest expense                           11,219        - -
  Rent expense                                5,869        - -
  Advertising & promotional                     812        - -
  Miscellaneous other expenses               15,132          49
                                           --------       -----
   Total expenses                         $ 152,100          49
                                           --------       -----
Net (loss)                                $(118,531)     $  120
                                           --------       -----

Basic (loss) per share (Note 2)           $   (5.49)     $ - -
                                           ========       =====

 Refer to notes to the financial statements.


                               Horizon Bancorporation, Inc.
                             (A Development Stage Enterprise)
                           Statements of Cash Flows (Unaudited)


                                                 For the six months
                                                    ended June 30,
                                                 --------------------
                                                 1999            1998
                                                 ----            ----
Cash flows from pre-operating
 activities of the development stage:
  Net (loss)                                   $(118,531)     $    120
  Adjustments to reconcile net (loss) to
   net cash used by pre-operating activities
   of the development stage:
    (Increase) in deferred registration costs    (44,988)         - -
    Increase in accounts payable                   1,526          - -
    Decrease in other assets                         923        (5,610)
                                                --------       -------
Net cash used by pre-operating
 activities of the development stage           $(161,070)     $ (5,490)
                                                --------       -------
Cash flows from investing activities:
 Purchase of fixed assets                      $ (83,150)     $   - -
                                                --------       -------
Net cash used in investing activities          $ (83,150)     $   - -
                                                --------       -------

Cash flows from financing activities:
 Increase in borrowings                        $ 257,350      $ 72,000
                                                --------       -------
Net cash provided from financing activities    $ 257,350      $ 72,000
                                                --------       -------

Net increase in cash                           $  13,130      $ 66,510
Cash at beginning of period                       28,799          - -
                                                --------       -------
Cash at end of period                          $  41,929      $ 66,510
                                                ========       =======

Supplemental disclosures of cash flow information:
 Cash paid for:
  Interest                                     $   9,693      $   - -
                                                ========       =======
  Income taxes                                 $    - -       $   - -
                                                ========       =======

 Refer to notes to the financial statements.


                    HORIZON BANCORPORATION, INC.
                  (A Development Stage Enterprise)
             Notes to Financial Statements (Unaudited)
                           June 30, 1999

Note 1 - Summary of Organization

      Manasota Group, Inc. ("Manasota") was incorporated on May 27, 1998, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"). Accordingly, all financial transaction undertaken by Manasota are reflected in the Company's financial statements as of June 30, 1999 and December 31, 1998. An application for prior approval to charter a bank was filed with the Division of Banking, State of Florida ("DBF"). An application for deposit insurance was filed with the Federal Deposit Insurance Corporation ("FDIC"). Once the application with the DBF is approved, two additional applications, both with the Federal Reserve Board ("FRB"), will be filed; the first for Bank membership and the second for prior approval to become a bank holding company. When all regulatory applications are approved and the minimum stock sale is successfully completed, the Company will acquire 100 percent of the voting stock of the Bank by injecting a minimum of $5.0 million into the Bank's capital accounts.

     The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 1999 and December 31, 1998, there were 21,600 shares of the Company's common stock issued and outstanding and an additional 4,200 shares subscribed for. Additionally, the Company has authorized the issuance of up to
1.0  million  shares  of its $.01 par value per  share  preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 1999, and December 31, 1998, there were no shares of the Company's preferred stock issued or outstanding.

      The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential
defensive  "anti  takeover"  effect.   These  certain  provisions
include:  (i)   The  Board of Directors  is  divided  into  three
classes with members of each class serving three-year terms with the election of each class in successive years; (ii) membership on the Board of Directors may range from six to twenty members and may increase or decrease only by a majority vote of the directors then in office; (iii) Board vacancies, including an increase in the number of directors, can be filled for the remainder of the unexpired term only by a majority vote of the Directors then in office; (iv) directors may be removed if at least two-thirds of the directors then in office approve the removal as well as by a majority vote of the Company's voting stock; (v) special meeting of shareholders may be called by a majority vote of the directors then in office or by the holders of at least 25% of the outstanding voting stock of the Company;
(vi) shareholders shall not be entitled to take any action by written consent in lieu of taking such action at an annual or special meeting of shareholders; (vii) certain transactions, such as mergers or consolidations, may be approved by the vote of at least two-thirds of the directors then in office as well as by a majority vote of the Company's voting stock; (viii) amendments to the Company's Articles of Incorporation can be approved by a vote of at least two-thirds of the directors then in office as well as by a majority vote of the Company's voting stock; (ix) amendments to the Company's Bylaws can be approved by the Board of Directors or by the shareholders at a duly constituted meeting, where such action by the Board of Directors requires the vote of two-thirds of the directors then in office or the affirmative vote of holders of at least two-thirds of the outstanding voting stock of the Company; and (x) the issuance of preferred stock described in the previous paragraph, which may also be deemed to have an "anti-takeover" effect.

     The Company filed a Registration Statement on Form SB-1 with the Securities and Exchange Commission offering for sale (i) a minimum of 243,638 units, each consisting of one share of the Company's $.01 par value common stock plus one warrant to purchase up to one additional share of common stock and (ii) a minimum of 780,000 and a maximum of 1,116,362 shares of its $.01 par value common stock (the "Offering"). The Registration Statement became effective February 9, 1999. The sales price for each unit and for each share of common stock is $5.50. All subscription proceeds are held by an Escrow Agent, pending acceptance of subscriptions and completion of the Offering. If the sale of the minimum (1,023,638) units and shares of common stock is not accomplished by the expiration date, as extended, all subscriptions will be canceled and all proceeds returned, without interest, to the subscribers. If the sale of the minimum (1,023,638) units and shares of common stock is accomplished and all regulatory approvals obtained, the Company will capitalize the Bank with at least $5.0 million immediately prior to commencement of banking operations. As of June 30, 1999, proceeds from the subscription of 663,706 shares were collected and held by the escrow agent.

     Certain organizers of the Company will receive a warrant, or a portion thereof, for each share of common stock purchased by that organizer. The number of warrants received will be determined by both the number of shares purchased by that organizer and the number of shares sold in the Offering. If the minimum offering is sold, the organizers will receive approximately .75 warrants for each share purchased, increasing ratably up to a maximum of one warrant per each share purchased if the maximum offering is sold. Each warrant entitles its holder to purchase one share of the Company's common stock for $5.50 for a period of ten years from the date the Bank opens for business. The warrants will vest over a period of three years, at one-third per year and beginning on the first anniversary from commencement of banking operations. In addition to the passage of time, the vesting of warrants requires each organizer to attend a minimum of 75% of the Board of Directors meetings for each year during the vesting period. All warrants, however, will become vested upon the change of control of the Bank or the sale by the Bank of all or substantially all of its assets. All warrants are subject to approval by the banking regulatory agencies.

      The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 1998.


Note 2 - Summary of Significant Accounting Policies

      Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues  when  they  are  earned  and  expenses  in  the  period incurred, without regard to the time of receipt or payment of cash. The Company has adopted a fiscal year that ends on December 31, effective for the period ended December 31, 1998.

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

      Deferred Registration Costs. Deferred registration costs are deferred and incremental costs incurred by the Company in connection with the issuance of its own stock. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. In a successful offering, deferred registration costs are deducted from the Company's paid-in-capital account. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

      Income  Taxes.   The  Company will be subject  to  taxation
whenever taxable income is generated. As of June 30, 1999 and December 31, 1998, no income taxes had been accrued since no taxable income had been generated.

      Basic Income (Loss) Per Share. Basic income (loss) per share is based on 21,600 shares outstanding, and amounted to $(5.49) for the six-month periods ended June 30, 1999. Since there were no shares outstanding at June 30, 1998, earnings per share information is not applicable. Note that the above result is not indicative of future performance since planned principal operations have not commenced.

      Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of current assets and short term liabilities.


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

      The organizers as a group capitalized the Company by acquiring 21,600 shares of the Company's common stock for an aggregate amount of $108,000. Additionally, several organizers subscribed for an additional 4,200 shares for an aggregate price of $21,000. The organizers paid these funds subsequent to the date of these financial statements but prior to the issuance of this report. All shares purchased (21,600) or subscribed (4,200) by the organizers will be redeemed and $129,000 will be returned to the organizers once the minimum Offering is satisfied.

     On September 30, 1998, the Company entered into an agreement to purchase a 1.05 acre parcel for $407,500. The land will be used as the site for the proposed Bank's main office. An earnest money deposit in the amount of $10,000 has been deposited with an escrow agent and is reflected under "other assets" in the Company's Balance sheet at June 30, 1999 and December 31, 1998. An additional $40,000 was paid in late June, 1999 and is included under "property and equipment". Assuming all contingencies, such as regulatory approvals to operate both a holding company and a bank, are satisfied, the final transaction to purchase the site should be completed no later than July 14, 1999. The proposed Bank intends to build a one-story facility with approximately 5,000 square feet (expandable to 7,000 square feet) of finished space. Total construction costs are estimated at $665,000 with an additional estimate of $258,000 for furniture and equipment.

      On October 8, 1998, the Company entered into a one-year lease arrangement, with a minimum of nine months, covering office space from which it currently operates. Additional space was leased during the first quarter of 1999 under similar arrangements. The total monthly lease expense is $845.

     Please refer to Note 1 concerning warrants to organizers.


Note 4 - Related Party Transactions

      Please refer to Note 1 for a discussion concerning the organizers' warrants.

     Please refer to Note 3 for discussions concerning:

        (i)    The  CEO's  Consulting  Agreement  and
               Employment Agreement, and;

        (ii)   The   organizers'  stock   subscriptions   and
               purchases, as well as their stock redemptions.


Note 5 - Notes Payable

     In order to fund expenses incurred during the organizational stage, the Company obtained a loan from an unrelated financial institution in the amount of $300,000 and in the form of a one-year non-revolving line of credit. The line of credit carries a variable interest rate of prime minus 1%, with interest payable monthly. As of June 30, 1999 and December 31, 1998, the Company had drawn from the line of credit the amounts of $299,840 and $109,000, respectively.

      On March 18, 1999, the Company obtained a second loan from the above financial institution in the amount of $100,000 and in the form of a line of credit. The second line of credit matures October 31, 1999 and carries a variable interest rate of prime minus 1%, with interest payable monthly. As of June 30, 1999, the Company had drawn from the line of credit the amount of $65,000.

The collateral for both loans includes the Company's furniture, equipment and leasehold improvements, as well as the personal guarantees of certain organizers.

      On June 28, 1999, the Company obtained a $400,000 loan in the form of a line of credit to purchase the site from which the proposed Bank will operate. The loan matures September 15, 1999 and carries an interest rate of prime minus 1%, with interest payable monthly. As of June 30, 1999, $40,000 had been drawn on this line of credit.


                             PART II
                        OTHER INFORMATION

Item 1.     Legal Proceedings.

       There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2.     Changes in Securities.

          (a)  None.
          (b)  None.

Item 3.     Defaults Upon Senior Securities.
            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            None.

Item 5.     Other Information.
            Registrant filed a Registration Statement on Form SB-1 with the Securities and Exchange Commission, which Registration Statement became effective February 9, 1999. Pursuant to the Registration Statement, a minimum of 780,000 shares of common stock, par value $.01 per share (the "Common Stock") and 243,638 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Units," or singly, a "Unit"), and a maximum of 1,116,362 shares of Common Stock and 243,658 Units, were registered for sale at an offering price of $5.50 per share or Unit. As of August 11, 1999, Registrant has received subscriptions for all 243,638 Units and 523,785 shares of Common Stock. Registrant continues to solicit subscriptions for shares of Common Stock pursuant to the offering.

Item 6.     Exhibits and Reports on Form 8-K.

     A.   Exhibits:

          27   Financial Data Schedule

     B.   Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended June 30, 1999.


                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HORIZON BANCORPORATION, INC.
                                                  (Registrant)

Date:  August 13, 1999         BY:   /S/
                                  ----------------------------------
                                  Charles S. Conoley
                                  President and Chief Executive Officer