Form 10QSB/A
period 1999-06-30
HORIZON BANCORPORATION INC
filed 1999-08-16
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                   ----------------------

                                        FORM 10-QSB
                                          AMENDED

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
                                       =========       ========



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Interest payable                      $    2,127      $     601
Salaries payable                          12,000           - -
                                       ---------       --------
Notes payable (Note 5)                   366,350        109,000
 Total Liabilities                    $  380,477      $ 109,601
                                       ---------       --------


Commitments and contingencies (Note 4)


Stockholders' Equity (Note 1):
Common stock, $.01 par value,
 25,000,000 shares authorized,
 21,600 shares issued and outstanding $      216      $     216
Common stock subscribed                       42             42
Paid-in-capital                          128,742        128,742
(Deficit) accumulated during
 the development stage                  (242,060)      (111,529)
                                       ---------       --------
 Total Stockholders' Equity             (113,060)        17,471
                                       ---------       --------
 Total Liabilities and
  Stockholders' Equity                $  267,417      $ 127,072
                                       =========       ========

 Refer to notes to the financial statements.


                             Horizon Bancorporation, Inc.
                          (A Development Stage Enterprise)
                          Statements of Income (Unaudited)


                                           For the three months
                                              ended June 30,
                                           --------------------
                                           1999            1998
                                           ----            ----
Revenues:
 Interest income                          $  22,064      $  169
                                           --------       -----
   Total revenues                            22,064         169
                                           --------       -----
Expenses:
  Employee leasing                        $  69,424      $ - -
  Organizational expenses                       149        - -
  Insurance expense                           2,797        - -
  Interest expense                            8,665        - -
  Rent expense                                3,579        - -
  Advertising & promotional                    - -         - -
  Miscellaneous other expenses                7,462          49
                                           --------       -----
   Total expenses                         $  92,076          49
                                           --------       -----
Net (loss)                                $ (70,012)     $  120
                                           ========       =====

Basic (loss) per share (Note 2)           $   (3.24)     $ - -
                                           ========       =====

 Refer to notes to the financial statements.


                            Horizon Bancorporation, Inc.
                          (A Development Stage Enterprise)
                          Statements of Income (Unaudited)


                                            For the six months
                                              ended June 30,
                                           --------------------
                                           1999            1998
                                           ----            ----

Revenues:
 Interest income                          $  33,569      $  169
                                           --------       -----
   Total revenues                            33,569         169
                                           --------       -----

Expenses:
  Employee leasing                        $ 100,683      $ - -
  Organizational expenses                    25,410        - -
  Insurance expense                           4,975        - -
  Interest expense                           11,219        - -
  Rent expense                                5,869        - -
  Advertising & promotional                     812        - -
  Miscellaneous other expenses               15,132          49
                                           --------       -----
   Total expenses                         $ 164,100          49
                                           --------       -----
Net (loss)                                $(130,531)     $  120
                                           --------       -----

Basic (loss) per share (Note 2)           $   (6.04)     $ - -
                                           ========       =====

 Refer to notes to the financial statements.


                               Horizon Bancorporation, Inc.
                             (A Development Stage Enterprise)
                           Statements of Cash Flows (Unaudited)


                                                 For the six months
                                                    ended June 30,
                                                 --------------------
                                                 1999            1998
                                                 ----            ----
Cash flows from pre-operating
 activities of the development stage:
  Net (loss)                                   $(130,531)     $    120
  Adjustments to reconcile net (loss) to
   net cash used by pre-operating activities
   of the development stage:
    (Increase) in deferred registration costs    (44,988)         - -
    Increase in accounts payable                  13,526          - -
    Decrease in other assets                         923        (5,610)
                                                --------       -------
Net cash used by pre-operating
 activities of the development stage           $(161,070)     $ (5,490)
                                                --------       -------
Cash flows from investing activities:
 Purchase of fixed assets                      $ (83,150)     $   - -
                                                --------       -------
Net cash used in investing activities          $ (83,150)     $   - -
                                                --------       -------

Cash flows from financing activities:
 Increase in borrowings                        $ 257,350      $ 72,000
                                                --------       -------
Net cash provided from financing activities    $ 257,350      $ 72,000
                                                --------       -------

Net increase in cash                           $  13,130      $ 66,510
Cash at beginning of period                       28,799          - -
                                                --------       -------
Cash at end of period                          $  41,929      $ 66,510
                                                ========       =======

Supplemental disclosures of cash flow information:
 Cash paid for:
  Interest                                     $   9,693      $   - -
                                                ========       =======
  Income taxes                                 $    - -       $   - -
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

      Basic Income (Loss) Per Share. Basic income (loss) per share is based on 21,600 shares outstanding, and amounted to $(6.04) for the six-month periods ended June 30, 1999. Since there were no shares outstanding at June 30, 1998, earnings per share information is not applicable. Note that the above result is not indicative of future performance since planned principal operations have not commenced.

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

      On October 8, 1998, the Company entered into a one-year lease arrangement, with a minimum of nine months, covering office space from which it currently operates. Additional space was leased during the first quarter of 1999 under similar arrangements. Effective June 8, 1999, the Company renewed the above leases for a period of one year. The total monthly lease expense is $1,337.

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