Form 10QSB
period 1999-09-30
HORIZON BANCORPORATION INC
filed 1999-11-12
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                        ---------------------------
                                FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999.

                                    OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

                       Commission File No. 333-71773

                         HORIZON BANCORPORATION, INC.
    ---------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

           Florida                          65-0840565
    ----------------------       ---------------------------------
   (State of Incorporation)     (I.R.S. Employer Identification No.)

             3006-26th Street West, Bradenton, Florida 34205
             -----------------------------------------------
                (Address of Principal Executive Offices)

                              (941) 753-2265
             ----------------------------------------------
            (Issuer's Telephone Number, Including Area Code)

                              Not Applicable
----------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

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

      Common stock, no par value per share, 1,023,638 shares outstanding as of November 12, 1999.

     Transitional  Small Business Disclosure Format (Check  one):
Yes   X       No

Page 1
______________________________________________________________________________

                             PART I
                      FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

                  Horizon Bancorporation, Inc.
                (A Development Stage Enterprise)
                   Balance Sheets (Unaudited)

ASSETS
------
                                      September 30, December 31,
                                          1999          1998
                                      ------------- ------------
Cash                                  $   71,760     $  28,799
Subscriptions receivable                  21,000        21,000
Deferred registration costs (Note 2)     113,023        60,878
Property and equipment, net              496,511         4,293
Other assets                               2,396        12,102
                                       ---------      --------
 Total Assets                         $  704,690     $ 127,072
                                       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Interest payable                      $    1,208     $     601
Salaries payable                          54,667          - -
Notes payable (Note 5)                   800,000       109,000
Other liabilities                         59,122          - -
                                       ---------      --------
 Total Liabilities                    $  914,997     $ 109,601
                                       ---------      --------

Commitments and contingencies (Note 4)

Stockholders' Equity (Note 1):
Common stock, $.01 par value,
 25,000,000 shares authorized,
 21,600 shares issued and outstanding $      216     $     216
Common stock subscribed                       42            42
Paid-in-capital                          128,742       128,742
(Deficit) accumulated during
 the development stage                  (339,307)     (111,529)
                                       ---------      --------
 Total Stockholders' Equity             (210,307)       17,471
                                       ---------      --------
 Total Liabilities and
  Stockholders' Equity                $  704,690     $ 127,072
                                       =========      ========

                 Refer to notes to the financial statements.

Page 2
_____________________________________________________________________________


                  Horizon Bancorporation, Inc.
                (A Development Stage Enterprise)
                Statements of Income (Unaudited)


                                         For the three months
                                         ended September 30,
                                         1999            1998
                                         ----            ----
Revenues:
 Interest income                        $  34,039      $    713
                                         --------       -------
   Total revenues                          34,039           713
                                         --------       -------

Expenses:
  Employee leasing and salaries         $  83,263      $ 19,413
  Organizational expenses                   4,902          - -
  Insurance expense                        15,694         2,279
  Interest expense                         11,756          - -
  Rent expense                              3,975         2,186
  Advertising & promotional                   400          - -
  Miscellaneous other expenses             11,296         1,144
                                         --------       -------
   Total expenses                       $ 131,286        25,022
                                         --------       -------
Net (loss)                              $ (97,247)     $(24,309)
                                         ========       =======


Basic (loss) per share (Note 2)         $   (4.50)     $   - -
                                         ========       =======

                 Refer to notes to the financial statements.

Page 3
____________________________________________________________________________

                  Horizon Bancorporation, Inc.
                (A Development Stage Enterprise)
                Statements of Income (Unaudited)


                                          For the nine months
                                         ended September 30,
                                         1999            1998
                                         ----            ----
Revenues:
 Interest income                        $  67,608      $    882
                                         --------       -------
   Total revenues                          67,608           882
                                         --------       -------

Expenses:
  Employee leasing and salaries         $ 183,945      $ 19,413
  Organizational expenses                  30,312          - -
  Insurance expense                        20,668         2,279
  Interest expense                         22,976          - -
  Rent expense                              9,844          - -
  Advertising & promotional                 1,212         2,186
  Miscellaneous other expenses             26,429         1,193
                                         --------       -------
   Total expenses                       $ 295,386        25,071
                                         --------       -------
Net (loss)                              $(227,778)     $(24,189)
                                         ========       =======


Basic (loss) per share (Note 2)         $  (10.55)     $   - -
                                         ========       =======

                   Refer to notes to financial statements.

Page 4
____________________________________________________________________________

                  Horizon Bancorporation, Inc.
                (A Development Stage Enterprise)
              Statements of Cash Flows (Unaudited)


                                                 For the nine months
                                                ended September 30,
                                               1999            1998
                                               ----            ----
Cash flows from pre-operating
 activities of the development stage:
  Net (loss)                                   $(227,778)    $ (24,189)
Adjustments to reconcile net (loss) to
   net cash used by pre-operating activities
   of the development stage:
    (Increase) in deferred registration costs    (52,145)         - -
    Increase in payables                         114,396          - -
    Decrease) in receivables and other assets      9,706       (28,822)
                                                --------      --------
Net cash used by pre-operating
 activities of the development stage           $(155,821)    $ (53,011)
                                                --------      --------

Cash flows from investing activities:
 Purchase of fixed assets                      $(492,218)    $    - - )
                                                --------      --------
Net cash used in investing activities          $(492,218)    $    - - )
                                                --------      --------

Cash flows from financing activities:
 Increase in borrowings                        $ 691,000     $    - -
 Increase in advances from organizers               - -        108,000
                                                --------      --------
Net cash provided from financing activities    $ 691,000     $ 108,000
                                                --------      --------

Net increase in cash                           $  42,961     $  54,989
Cash at beginning of period                       28,799          - -
                                                --------      --------
Cash at end of period                          $  71,760     $  54,989
                                                ========      ========


Supplemental disclosures of cash flow information:
 Cash paid for:
  Interest                                     $  21,767     $   - -
                                                ========      ========
  Income taxes                                 $    - -      $   - -
                                                ========      ========

                      Refer to notes to the financial statements.

Page 5
___________________________________________________________________________

                           Horizon Bancorporation, Inc.
                        (A Development Stage Enterprise)
                   Notes to Financial Statements (Unaudited)
                              September 30, 1999

Note 1 - Summary of Organization

      Manasota Group, Inc. ("Manasota") was incorporated on May 27, 1998 for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"). Accordingly, all financial transaction undertaken by Manasota are reflected in the Company's financial statements as of September 30, 1999 and December 31, 1998. The Company filed applications with the State of Florida to charter a bank, with the FDIC to insure the Bank's deposits, and with the Federal Reserve Board to become a one-bank holding company and obtain membership. All of the above applications were approved and the Bank commenced operations on October 25, 1999.

     The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 1999 and December 31, 1998, there were 21,600 shares of the Company's common stock issued and outstanding and an additional 4,200 shares subscribed. Additionally, the Company has authorized the issuance of up to
1.0  million  shares  of its $.01 par value per  share  preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 1999 and December 31, 1998, there were no shares of the Company's preferred stock issued or outstanding.

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

     The Company filed a Registration Statement on Form SB-1 with the Securities and Exchange Commission offering for sale (i) a minimum of 243,638 units, each consisting of one share of the Company's $.01 par value common stock plus one warrant to purchase up to one additional share of common stock and (ii) a minimum of 780,000 and a maximum of 1,116,362 shares of its $.01 par value common stock (the "Offering"). The Registration Statement became effective February 9, 1999. The sales price for each unit and for each share of common stock is $5.50. All subscription proceeds are held by an Escrow Agent, pending acceptance of subscriptions and completion of the Offering. If the sale of the minimum (1,023,638) units and shares of common stock is not accomplished by the expiration date, as extended, all subscriptions will be canceled and all proceeds returned, without interest, to the subscribers. If the sale of the minimum (1,023,638) units and shares of common stock is accomplished and all regulatory approvals obtained, the Company will capitalize the Bank with at least $5.0 million immediately prior to commencement of banking operations. As of September 30, 1999, proceeds from the subscription of 874,130 shares were collected and held by the escrow agent.

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

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 1998.

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

      Deferred Registration Costs. Deferred registration costs are deferred and incremental costs incurred by the Company in connection with the issuance of its own stock. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. In a successful offering, deferred registration costs are deducted from the Company's paid-in-capital account. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.
      Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of September 30, 1999 and December 31, 1998, no income taxes had been accrued since no taxable income had been generated.

      Basic Income (Loss) Per Share. Basic income (loss) per share is based on 21,600 shares outstanding, and amounted to $(10.55) for the nine-month periods ended September 30, 1999.
Since there were no shares outstanding at September 30, 1998, earnings per share information is not applicable. Note that the above result is not indicative of future performance since planned principal operations have not commenced.

      Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of current assets and short term liabilities.

Note 3 - Commitments and Contingencies

       In connection with the Company's formation and the organization of its subsidiary Bank, the Company has entered into three separate agreements with a bank consulting firm, a law firm and an accounting firm to assist it in: (i) preparing and filing all organizational and incorporation papers; (ii) preparing and filing applications with the bank regulatory authorities concerning the formation of a bank holding company and the organization of a State chartered bank; (iii) preparing a Registration Statement on Form SB-1, including the financial audit and filing same with the Securities and Exchange Commission; and (iv) drafting of employment agreements, stock option plans and other matters relating to compensation. The aggregate cost of the above services is estimated to approximate $180,000 and may vary depending upon the degree of complexity and time spent on the above projects.

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

      During 1999, the Company purchased an approximately 1.05 acre parcel of land for approximately $412,000. The land will be used as the site for the Bank's proposed main office. The proposed Bank intends to build a one-story facility with approximately 5,000 square feet (expandable to 7,000 square feet) of finished space. Total construction costs are estimated at $665,000 with an additional estimate of $258,000 for furniture and equipment.

      On October 8, 1998, the Company entered into a one-year lease arrangement, with a minimum of nine months, covering office space from which it currently operates. Additional space was leased during the first quarter of 1999 under similar arrangements. Effective June 8, 1999, the Company renewed the above leases for a period of one year. The total monthly lease expense, including tax, is $1,337.

     Please refer to Note 1 concerning warrants to organizers.

Note 4 - Related Party Transactions

      Please refer to Note 1 for a discussion concerning the organizers' warrants.

     Please refer to Note 3 for discussions concerning:

           (i)   The  CEO's  Consulting Agreement and  Employment
Agreement, and;

      (ii)The organizers' stock subscriptions and purchases, as well as their stock redemptions.


Note 5 - Notes Payable

     In order to fund expenses incurred during the organizational stage, the Company obtained a loan from an unrelated financial institution in the amount of $300,000 and in the form of a one-year non-revolving line of credit. The line of credit carries a variable interest rate of prime minus 1%, with interest payable monthly. As of September 30, 1999, the entire balance of $300,000 had been drawn. The line was paid-off October 15, 1999.

      On March 18, 1999, the Company obtained a second loan from the above financial institution in the amount of $100,000 and in the form of a line of credit. The second line of credit matures October 31, 1999 and carries a variable interest rate of prime minus 1%, with interest payable monthly. As of September 30, 1999, the entire balance of $100,000 had been drawn. This line was paid-off October 15, 1999.

The collateral for both loans includes the Company's furniture, equipment and leasehold improvements, as well as the personal guarantees of certain organizers.

      On June 28, 1999, the Company obtained a $400,000 loan in the form of a line of credit to purchase the site from which the proposed Bank will operate. The loan matured September 15, 1999 but was extended to October 31, 1999. It carries an interest rate of prime minus 1%, with interest payable monthly. As of September 30, 1999, the entire balance of $400,000 had been drawn on this line of credit. This loan was paid-off October 15, 1999.

Page 12
_________________________________________________________________________

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

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            None.

Item 5.     Other Information.
            -----------------

            The Company completed its minimum offering of 1,023,638 units and shares of Common Stock on October 13, 1999, with the subscription funds held in escrow being released to the Company. The offering will continue until the earlier of December 31, 1999, or the sale of the entire offering of 1,360,000 units and shares. Pursuant to regulatory approvals, the Company organized and opened Horizon Bank for business on October 25, 1999.

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            A.   Exhibits:

                 27   Financial Data Schedule

            B.   Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

Page 12
___________________________________________________________________________

                           SIGNATURES
                           ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HORIZON BANCORPORATION, INC.
                                   (Registrant)

Date:  September 12, 1999          BY:    /S/ Charles S. Conoley
                                      ----------------------------------------
                                      Charles S. Conoley
                                      President and Chief Executive Officer

Page 13
_____________________________________________________________________________