Form 10KSB
period 1999-12-31
HORIZON BANCORPORATION INC
filed 2000-03-30
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                 ----------------------
                                        FORM 10-KSB
                                        -----------

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended December 31, 1999
                    -------------------------------------------

                          Commission File Number 333-71773

                             HORIZON BANCORPORATION, INC.

                                 a Florida corporation

                    (IRS Employer Identification No. 65-0840565)
                           Suite C, 3005-26th Street West
                               Bradenton, Florida 34205
                                      (941) 753-2265
                                      --------------

                   Securities Registered Pursuant to Section 12(b)
                        of the Securities Exchange Act of 1934:

                                          None
                                          ----

                    Securities Registered Pursuant to Section 12(g)
                         of the Securities Exchange Act of 1934:

                                          None
                                 ----------------------


Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes
-----------------------------------

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 1999 were $172,258.

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 24, 2000, was $4,305,136. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value of the common stock of the Registrant held by non-affiliates was computed by reference to the fair market value of the common stock as of March 24, 2000 (i.e., $5.50 per share). The estimated fair market value reflects the offering price of the common stock in the Registrant's initial public offering completed on December 31, 1999. For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock as of March 24, 2000: 1,146,077 shares of common stock, par value
$.01 per share (the "Common Stock").

Transitional Small Business Disclosure Format:

Yes      No  X


                           DOCUMENTS INCORPORATED BY REFERENCE

                                        None
                           -----------------------------------


CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
-----------------------------------------------------------------------------

This Report may contain certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company and the Bank (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statement contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

The Company cautions that the foregoing list of important factors is not
========================================================================
exclusive.  The Company does not undertake to update any forward-looking
========================================================================
statement, whether written or oral, that the Company or its agents may make
===========================================================================
from time to time.
==================
                                          PART I

Item 1.    Description of Business.

    A.    Business Development.

    Horizon Bancorporation, Inc. (hereinafter, the "Company" or the "Registrant") was incorporated in the State of Florida on May 27, 1998, under the name of Manasota Group, Inc., for the purpose of becoming a bank holding company owning all of the outstanding capital stock of Horizon Bank, a commercial bank chartered under the laws of Florida (the "Bank"). In anticipation of the filing for regulatory approval for the Bank, the Company amended its Articles of Incorporation on October 2, 1998, changing its name to Horizon Bancorporation, Inc., authorizing additional capital stock and adopting anti-takeover provisions typical of a bank holding company for a community bank. All of the regulatory approvals necessary for the operation of the Company and the Bank were granted as of October 25, 1999.

    The Company began its initial public offering of the Common Stock at $5.50 per share on February 9, 1999, and completed its minimum offering of 1,023,638 shares on October 13, 1999. Of the total proceeds of $5,630,009, the Company used $5,280,000 to capitalize the Bank, which opened for business on October 25, 1999. The Company raised an additional $673, 414.50 as of December 31, 1999, when the offering closed, with a total of 1,146,077 shares of Common Stock sold for the aggregate amount of $6,303,423.50 (the "Offering").

    B.    Business.

        1.    Services Offered by the Bank.

    The Company's sole subsidiary, the Bank, conducts a commercial banking business in its primary service area of Bradenton, Florida and the surrounding area of Manatee County.
The Bank offers a full range of commercial banking services to individual, professional and business customers in its primary service area. These services include personal and business checking accounts and savings and other time certificates of deposit. The transaction accounts and time certificates are at rates competitive with those offered in the primary service area. Customer deposits with the Bank are insured to the maximum extent provided by law through the FDIC. The Bank issues credit cards and acts as a merchant depository for cardholder drafts under both Visa and MasterCard. It offers night depository and bank-by-mail services and sells travelers checks issued by an independent entity and cashiers checks. The Bank does not offer trust and fiduciary services presently and will rely on trust and fiduciary services offered by correspondent banks until it determines that it is profitable to offer these services directly.

Lending Activities

     The Bank seeks to attract deposits from the general public and uses those deposits, together with borrowings and other sources of funds, to originate and purchase loans. It offers a full range of short and medium-term commercial, consumer and real estate loans. The Bank attempts to react to prevailing market conditions and demands in its lending activities, while avoiding excessive concentrations of any particular loan category. The Bank has a loan approval process that provides for various levels of officer lending authority. When a loan amount exceeds an officer's lending authority, it is transferred to an officer with a higher limit, with ultimate lending authority resting with the Loan Committee of the Board of Directors.

    The risk of nonpayment of loans is inherent in making all loans. However, management carefully evaluates all loan applicants and attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures that are established for each category of loan prior to beginning operation. In determining whether to make a loan, the Bank considers the borrower's credit history, analyzes the borrower's income and ability to service the loan and evaluates the need for collateral to secure recovery in the event of default.

     Under Florida law, the Bank is limited in the amount it can loan to a single borrower to no more than 15% of its statutory capital base, unless a loan that is greater than 15% of the statutory capital base is approved by the Board of Directors and unless the entire amount of the loan is secured. In no event, however, may the loan be greater than 25% of a bank's statutory capital base. The Bank's legal lending limit under Florida law for one borrower, based upon its initial statutory capital base, is approximately $700,000 for unsecured loans and $1,170,000 for fully secured loans.

     The Bank maintains an allowance for loan losses based upon management's assumptions and judgments regarding the ultimate collectibility of loans in its portfolio and based upon a percentage of the outstanding balances of specific loans when their ultimate collectibility is considered questionable. Certain risks with regard to specific categories of loans are described below.

     Commercial Loans.
     ----------------
     Commercial lending activities are directed principally toward businesses whose demand for funds will fall within the Bank's anticipated lending limit. These businesses include small to medium-size professional firms, retail and wholesale businesses, light industry and manufacturing concerns operating in and around the primary service area. The types of loans provided include principally term loans with variable interest rates secured by equipment, inventory, receivables and real estate, as well as secured and unsecured working capital lines of credit. Repayment of these loans is dependent upon the financial success of the business borrower. Personal guarantees are obtained from the principals of business borrowers and/or third parties to further support the borrower's ability to service the debt and reduce the risk of nonpayment.

     Real Estate Loans.
     ------------------
     Real estate lending is oriented toward short-term interim loans and construction loans. The Bank originates a limited number of variable-rate residential and other mortgage loans for its own account and both variable and fixed-rate residential mortgage loans for resale. The residential loans are secured by first mortgages on one-to-four family residences in the primary service area. Loans secured by second mortgages on a borrower's residence are also made.

     Consumer Loans.
     ---------------
     Consumer lending is made on a secured or unsecured basis and is oriented primarily to the requirements of the Bank's customers, with an emphasis on automobile financing, home improvements, debt consolidation and other personal needs. Consumer loans generally involve more risk than first mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value while the remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance is dependent upon the borrower's continued financial stability and are, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Various Federal and state laws, including Federal and state bankruptcy and insolvency laws, also limit the amount that can be recovered.

Asset and Liability Management

     The primary assets of the Bank consist of its loan portfolio and investment accounts. Consistent with the requirements of prudent banking necessary to maintain liquidity, the Bank seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. The Bank seeks to invest the largest portion of its assets in commercial, consumer and real estate loans. Generally, loans are limited to less than 74% of deposits and capital funds; however, this ratio may be exceeded in the initial period of operation. The Bank's investment account consists primarily of marketable securities of the United States government, Federal agencies and state and municipal governments, generally with varied maturities.

     The Bank's investment policy provides for a portfolio divided among issues purchased to meet one or more of the following objectives:

     * to complement strategies developed in assets/liquidity management, including desired liquidity levels;

     * to maximize after-tax income from funds not needed for day-to-day operations and loan demand; and

     *  to provide collateral necessary for acceptance of public funds.

     This policy allows the Bank to deal with seasonal deposit fluctuations and to provide for basic liquidity consistent with loan demand and, when possible, to match maturities with anticipated liquidity demands. Longer term securities are sometimes selected for a combination of yield and exemption from Federal income taxation when appropriate. Deposit accounts represent the majority of the liabilities of the Bank. These include savings accounts, transaction accounts and time deposits.

    The Bank derives its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and miscellaneous fees and service charges. Its principal expenses are interest expense on deposits and operating expenses. The funds for these activities are provided principally by operating revenues, deposit growth, purchase of Federal funds from other banks, repayment of outstanding loans and sale of loans and investment securities.

        2.    Market Area and Competition.

    The Bank's primary service area is Bradenton, Florida and the surrounding area of Manatee County. Manatee County is situated in the Tampa Bay region, south of Tampa and north of Sarasota. Bradenton is the county's largest city and the county seat. The primary service area from which the Bank draws 75% of its business is defined as the 29 census tracts bounded on the north by the Manatee River, on the south by the Manatee County line, on the east by the Braden River/38th Street and on the West by Sarasota Bay/Palma Sola Bay. The current population in the primary service area is estimated at 161,899 and is projected to rise to 172,379 by the year 2003. Total employment in the primary service area is estimated at 88,000, and the median age is estimated at 42.4.

    Service and retail industries employ almost 75% of the workforce and account for almost two-thirds of the payroll dollars in Manatee County. In 1997, the primary service area had an average household income of $33,447, which is projected to increase to $38,503 by 2003, with more than 47% of the households in the primary service area having an annual income over $25,000.

    The Bank has substantial competition for accounts, commercial, consumer and real estate loans and for the provision of other services in the primary service area. The leading factors in competing for bank accounts are interest rates, the range of financial services offered, convenience of office locations and flexible office hours. Direct competition for bank accounts comes from other commercial banks, savings institutions, credit unions, brokerage firms and money market funds. The leading factors in competing for loans are interest rates, loan origination fees and the range of lending services offered. Competition for origination of loans normally comes from other commercial banks, savings institutions, credit unions and mortgage banking firms. These entities may have competitive advantages as a result of greater resources and higher lending limits by virtue of their greater capitalization. These competitors also may offer their customers certain services that Horizon Bank does not provide directly but might offer indirectly through correspondent institutions.

    As of June 30, 1999, there were 15 commercial banks, including the Bank, and eight savings banks and savings and loan institutions operating in the primary service area. Their 81 branches had combined deposits of approximately $3 billion.

        3.    Distribution of Assets, Liabilities and
Shareholders' Equity; Interest Rates and Interest Differential.

    The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 1999. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

         AVERAGE CONSOLIDATED ASSETS

                                  Year Ended
                                December 31, 1999
                                -----------------

Cash and due from banks              $  167
                                      -----
Taxable securities                       84
Funds with Escrow Agent               1,825
Federal funds sold                      230
Net Loans                               559
                                      -----
Total earning assets                  2,698
Other assets                            160
                                      -----
Total assets                         $3,353
                                     ======


                   AVERAGE CONSOLIDATED
           LIABILITIES AND STOCKHOLDERS' EQUITY


                                  Year Ended
                                December 31, 1999
                                -----------------

Non interest bearing-deposits               $  49
NOW and money market deposits                 106
Savings Deposits                                5
Time Deposits                                  22
Borrowings                                    328
Other Liabilities                               7


Total liabilities                          $  517
                                            -----

Common Stock Subscribed                    $1,825
Common Stock                                  554
Paid-in Capital                               519
Retained (deficit)                            (62)
                                            -----

Total stockholders' equity                  2,836
                                            -----
Total liabilities and
 stockholders' equity                      $3,353
                                           ======

    The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis. (dollars in thousands)

                                       Year Ended December 31, 1999
                                       ----------------------------
                                                           Average
                                        Average             Yield/
Assets                                   Amount  Interest    Rate
------                                   ------  --------    ----

Taxable securities                       $   84   $   5      6.33%
Funds with Escrow Agent                   1,825      96      5.25
Federal funds sold                          230      17      7.37
Net loans                                   559      54      9.66
                                         ------    ----      -----

Total earning assets                     $2,698    $172      6.38%
                                         ======    ====      =====

Liabilities
-----------

NOW and money market deposits              $106      $5      4.30%
Savings deposits                              5    -  -      2.52%
Time deposits                                22       1      6.03%
Borrowings                                  328      25      7.62%
                                           ----     ---      -----

Total interest bearing liabilities         $461     $31      6.72%
                                           ====     ===      =====

Interest spread                            .34%
                                           ====

Net interest income                                $141
                                                   ====

Net yield on interest earning assets                         5.23%
                                                             =====


        4.    Rate/Volume Analysis of Net Interest Income.

During 1998 the Company's activities were centered on creating a successful business model for a bank, researching the feasibility of opening a bank in Bradenton, Florida, selecting a Board of Directors, and related activities. During the first nine months of 1999, the Company's main focus shifted to the tasks of obtaining all regulatory approvals and raising capital. Finally, on October 25, 1999, the Bank commenced operations. It is the Company's opinion that producing the rate/volume table will be meaningless and misleading based on the fact that the Company began operations only in the last two months of 1999.

        5.    Deposits Analysis.

    The Bank offers a full range of interest-bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area. Customers are obtained through personal solicitation, direct mail solicitation and advertisements published in the local media.

    The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

    The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):


                                        Year Ended December 31, 1999
                                        ----------------------------

Deposit Category                     Average Amount    Average Rate Paid
                                     --------------    -----------------

Non interest bearing demand deposits       $ 49              N/A
NOW and money market deposits               106              4.30%
Savings deposits                              5              2.52
Time deposits                                22              6.03
                                           ----              -----
                                           $182              4.51%
                                           ====              =====

      Time Certificates of Deposit
    ---------------------------------

    3 months or less         $   -  -
    3-6 months               $   -  -
    6-12 months              $   -  -
    over twelve months       $    100
                             --------
    Total                    $    100
                             ========

        6.    Loan Portfolio Analysis.

    The Bank engages in a full complement of lending activities, including commercial, consumer installment and real estate loans.

    Commercial lending is directed principally towards businesses whose demands for funds fall within the Company's legal lending limits and which are potential deposit customers of the Bank. These loans include loans obtained for a variety of business purposes, and are made to individual, partnership or corporate borrowers. The Bank places particular emphasis on loans to small and medium-sized businesses.

    The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans and pre-approved lines of credit to individuals. This category of loans includes lines of credit and term loans secured by second mortgages on residences for a variety of purposes, including home improvements, education and other personal expenditures.

    The Bank's real estate loans consist of residential and commercial first and second mortgages.

    The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1999 and the total amount of all loans for such period (in thousands):

Type of Loan                           As of December 31, 1999
------------                           -----------------------
Domestic:

Commercial, financial and agricultural        $ 1,746
Real estate-construction                         -  -
Real estate mortgage                            2,029
Installment and other loans to individuals        153
                                               ------

    Subtotal                                  $ 3,928

Allowance for loan losses                       (100)
                                               ------

    Total (net of allowance)                 $  3,828
                                             ========

    The following is a presentation of an analysis of maturities of loans as of December 31, 1999 (in thousands):

                               Due in 1        Due In 1    Due After
Type of Loan                 Year or Less     To 5 Years     5 Years    Total
------------                 ------------     ----------     -------    -----
Commercial, financial
  and agricultural               $888             $642         $216    $1,746
Real estate-construction         -  -             -  -         -  -      -  -
                                 ----             ----         ----    ------
Total                            $888             $642         $216    $1,746
                                 ====             ====         ====    ======

    Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

    The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 1999 (in thousands):

                               Due in 1        Due In 1    Due After
Type of Loan                 Year or Less     To 5 Years     5 Years    Total
------------                 ------------     ----------     -------    -----
Fixed rate loans                 $314            $146         $ -  -     $460
Variable rate loans               574             496            216    1,286
                                  ---             ---            ---    -----

Total                            $888            $642           $216   $1,746
                                 ====            ====           ====   ======

    The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 1999
(dollars in thousands):

        As of December 31, 1999
Loans accounted for on a non-accrual basis:

    Number:    none
    Amount:

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

    Number:    none
    Amount

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

    Number:    none
    Amount:

Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:

    Number:    none
    Amount:

    As of December 31, 1999, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

    Loans are classified as non-accruing when the probability of collection of either principal or interest becomes doubtful. The balance classified as non-accruing represents the net realizable value of the account, which is the most realistic estimate of the amount the Company expects to collect in final settlement. If the account balance exceeds the estimated net realizable value, the excess is written off at the time this determination is made.

    At December 31, 1999, all loans were accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

        7.    Summary of Loan Loss Experience.

    An analysis of the Company's loss experience is furnished in the following table for the year ended December 31, 1999, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

                                   Year Ended December 31, 1999
                                   ----------------------------
Balance at beginning of period                   $-  -
Charge-offs                                       -  -
Recoveries                                        -  -
Provision charged to Operations                    100
                                                 -----

Balance at end of period                         $ 100
                                                 =====

Ratio of allowance for loan losses to total
  loans outstanding during the period            2.55%

Net charge-offs to average loans                  -  -
                                                 =====

    As of December 31, 1999, the allowance for possible losses was allocated as follows:

                                                      Percent of Loan
                                                         in Each
Loans                                       Amount    Category to Total
-----                                       ------    -----------------
Commercial, financial and agricultural       $ 26           44.4%
Real estate-Construction                     -  -           -  -
Real estate-Mortgage                           21           51.7
Installment and other loans to individuals      3
Unallocated                                    50            3.9%
                                             ----          ------
    Total                                    $100          100.0%
                                             ====          =====

        8.    Loan Loss Reserve.

    In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 44.4% of outstanding loans were in the category of commercial and financial agricultural loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However, 94.0% of the outstanding loans in this category at December 31, 1999, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

    The Company's consumer loan portfolio is also secured. At December 31, 1999, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

    Real estate mortgage loans constitute 51.7% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

    The allowance for loan losses reflects an amount which, in management's judgment, is adequate to provide for potential loan losses. Management's determination of the proper level of the allowance for loan losses is based on the ongoing analysis of the credit quality and loss potential of the portfolio, actual loan loss experience relative to the size and characteristics of the portfolio, changes in composition and risk characteristics of the portfolio and anticipated impacts of national and regional economic policies and conditions. Senior management and the Board of Directors of the Bank review the adequacy of the allowance for loan losses on a monthly basis.

    Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

        9.    Investments.

    As of December 31, 1999, the securities portfolio comprised approximately 9.9% of the Company's assets, while loans comprised approximately 55.9% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

    The following table presents, for the year ended December 31, 1999, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category
-------------------
                                   December 31, 1999
Available-for-Sale:
-------------------

FRB and IBB Stock                         $178
                                          ----
Total Securities                          $178
                                          ====

Held-to-Maturity:
-----------------

U.S. Agencies                             $500
                                          ----
Total Securities                          $500
                                          ====

    The following table indicates, for the year ended December 31, 1999, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

Investment Category
-------------------
                                             Average
Available-for-Sale:             Amount    Weighted Yield
------------------              ------    --------------
Other Securities
  No maturity                    $178          6.23%
                                 ----          -----
Total                            $178          6.23%
                                 ====          =====

Held-to-Maturity:
-----------------

Obligations of U.S. Agencies
  Over 5 through 10 years        $500          7.10%
                                 ----          -----
Total Securities                 $500          7.10%
                                 ====          =====

        10.    Return on Equity and Assets.

    Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1999 are as follows:

                                    1999
                                    ----
Return on average assets         (13.9%)
Return on average equity         (16.5%)
Equity to assets ratio            84.6%
Dividend payout ratio              -  -

        11.    Asset/Liability Management.

    The Bank seeks to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. Certain of its officers are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by individuals, partnerships and corporations. The management of the Bank seeks to invest the largest portion of their assets in commercial, consumer and real estate loans.

    The asset/liability mix of the Bank is monitored on a daily basis by its management. A monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to its Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on their respective earnings.

        12.    Employees.

    As of March 24, 2000, the Bank employed ten full-time equivalent employees. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

        13.    Supervision and Regulation.

    Supervision and Regulation of the Company

    The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956. As a bank holding company, the Company is required to file with the Board of Governors of the Federal Reserve System (the "Federal Reserve") annual and semi-annual reports and information regarding its business operations and those of the Bank. The Company is also examined by the Federal Reserve.

    A bank holding company is required by the Federal Bank Holding Company Act to obtain approval from the Federal Reserve prior to acquiring control of any bank that it does not already own or engaging in any business other than banking or managing, controlling or furnishing services to banks and other subsidiaries authorized by the statute. The Federal Reserve would approve the ownership of shares by a bank holding company in any company the activities of which it has determined by order or regulation to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In other words, the Company would require Federal Reserve approval if we were to engage in any of the foregoing activities.

    The Company is compelled by the Federal Reserve to invest additional capital in the event the Bank experiences either significant loan losses or rapid growth of loans or deposits.
The Federal Reserve requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries

    As a bank holding company, the Company operates under the capital adequacy guidelines established by the Federal Reserve. Under the Federal Reserve's current risk-based capital guidelines for bank holding companies, the minimum required ratio for total capital to risk weighted assets we will be required to maintain is 8%, with at least 4% consisting of Tier 1 capital. Tier 1 capital consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. Because the Company is a bank holding company with less than $150 million in total consolidated assets, these guidelines apply on a Bank-only basis. These risk-based capital guidelines establish minimum standards and bank holding companies generally are expected to operate well above the minimum standards.

    The Company also is subject to requirements to file annual, quarterly and certain other reports with the SEC applicable under the Securities Exchange Act of 1934.

Supervision and Regulation of the Bank

    The Bank is examined and regulated by the Florida Department and, as a member of the Federal Reserve Bank System, the Federal
Reserve. Under Florida law and Florida Department's regulations, the Bank may pay cash dividends only up to the sum of:

     *  current period net profits; plus

     * 80% of its cumulative retained net profits for the preceding two years or, with the approval of the Florida Department, 80% of its cumulative retained net profits for a period longer than two years.

    Also, no dividend may be paid by the Bank if

     * the sum of the amounts equal to the remaining 20% of the retained net profits for the periods from which the 80% is used to pay the dividends is less than the Bank's book value of its common and preferred stock; or

     * the sum of the current period net profits plus the retained net profits for the preceding two years is less than zero.

    The Bank's deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual statutory assessment and will have to comply with the rules and regulations of the FDIC. In case of member banks like the Bank, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations.

    As a member of the Federal Reserve, the Bank also has to comply with rules that restrict preferential loans by the bank to "insiders," require the Bank to keep information on loans to principal shareholders and executive officers, and prohibit certain director and officer interlocks between financial institutions. Also, under the Federal Reserve's current risk-based capital guidelines for member banks, the Bank will be required to maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% consisting of Tier 1 capital.

    In addition, the Federal Reserve requires its member banks to maintain a minimum ratio of Tier 1 capital to total assets. This capital measure is generally referred to as the leverage capital ratio. The minimum required leverage capital ratio is 4 percent if the Federal Reserve determines that the institution is not anticipating or experiencing significant growth and has well-diversified risks -- including no undue interest rate exposure, excellent asset quality, high liquidity and good earnings -- and, in general, is considered a strong banking organization and rated Composite 1 under the Uniform Financial Institutions Rating Systems. If the Bank does not satisfy any of these criteria it may be required to maintain a ratio of total capital to risk-based assets of 10% and a ratio of Tier 1 capital to risk-based assets of at least 6%. The Bank would then be required to maintain a 5% leverage capital ratio.

Monetary Policy

    Banking is a business that depends on interest rate differentials. The difference between the interest rates paid by the Bank on its deposits and other borrowings and the interest rate received on loans extended to its customers and on securities held in its portfolio comprises the major portion of the Bank's earnings.

    The earnings and growth of the Bank are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policy by its open market operations in United States government securities, adjustments in the amount of industry reserves that banks and other financial institutions are required to maintain and adjustments to the discount rates applicable to borrowings by banks from the Federal Reserve. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged and paid on deposits. We cannot predict the nature and impact of any future changes in monetary policies.

Recent Legislative Developments

    Under recent Florida legislation, which is designed to implement the Interstate Banking Act, a non-Florida bank may not open new branches in Florida but may, beginning May 31, 1997, acquire by merger a Florida bank and operate its branches after the merger, provided that the Florida bank is at least three years old. Also, effective May 31, 1997, recent Florida legislation prohibits the establishment in Florida of new banks by non-Florida bank holding companies. A non-Florida bank holding company may, however, acquire a Florida bank or bank holding company, provided that the Florida bank involved is at least three years old. These interstate acquisitions are prohibited if they result in the control of more than 30% of the total amount of insured deposits in Florida, except where the acquisition is an initial entry into Florida by the out-of-state bank holding company. This legislation has the potential of increasing the competitive forces to which we would be subject.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which repeals many of the Glass-Steagall Act's restrictions on the activities of banks and bank holding companies. The new law establishes two new structures -- "financial holding companies" and "financial subsidiaries"-- that enable qualifying bank holding companies and banks to provide a wide variety of financial services that formerly could be performed only by insurance companies and securities firms. The new law also permits bank affiliations with insurance and securities firms.

Item 2.    Description of Property.

    In July 1999, the Company agreed to purchase, for $407,500, an approximately one acre parcel of land at 901-53rd Avenue East, Bradenton, Florida as the site for a permanent facility for the Bank. Construction on the 5,000 square foot facility began in February 2000, and the facility is scheduled for occupancy in July 2000. The facility will consist of a one-story building with approximately 5,000 square feet of interior space, with four interior teller windows, four exterior drive-through teller stations and 30 parking spaces. The interior will include executive offices, work stations for support staff and safe deposit box storage areas. The total cost of construction, landscaping, furniture and equipment will be approximately $1,100,000.

    Pending the completion of the permanent facility, the Bank is currently operating out of a 700 square foot modular unit with two attached drive-through windows. Loan applications are also accepted at the Bank's temporary office at Suite C, 3005-26th Street West, Bradenton, Florida.

Item 3.    Legal Proceedings.

    Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceeding that is not routine litigation that is incidental to the business or any other material legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.    Market for Common Equity and Related Stockholder Matters.

    The Registrant's Amended and Restated Articles of
Incorporation authorize it to issue up to 25,000,000 shares of the Common Stock. As of March 24, 2000, 1,146,077 shares of the
Common Stock were issued and outstanding to 826 holders of record.

    There is no established public trading market in the stock. In the Offering, the Registrant sold 1,146,077 shares of Common Stock at a price of $5.50 per share. The Registrant is aware of isolated private sales that have occurred since December 31, 1999, at an average price of $6.00 per share.

    The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

    The Bank is restricted in its ability to pay dividends under the Florida banking laws and by regulations of the OCC.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and related notes which are included elsewhere herein.

        A.    Results of Operations.

Year Ended December 31, 1999
----------------------------

    For the year ended December 31, 1999, net loss amounted to $466,866. For 1999, basic and diluted loss per share of Common Stock was $.80. Because of the existence of stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income/loss per share. However, since the options were not dilutive, basic and dilutive income(loss) per share are identical.

Net Interest Income
-------------------

    The Company's results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

    The Company's net interest income for 1999 was $140,803. Average yield on earning assets was 6.38% for the year ended December 31, 1999. The average costs of funds for 1999 was 6.72%. The net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yields for the year ended December 31, 1999 amounted to 5.23%.

Non-Interest Income
-------------------

    Non-interest income for the years ended December 31, 1999 amounted to $97. However, the Company commenced banking operations on October 25, 1999 and is operating from a temporary structure. Once the permanent structure is completed, and an advertising campaign is initiated, the Bank will be able to increase its resources significantly.

Non-Interest Expense
--------------------

    Non-interest expense was $507,766 during 1999. Below are the components of non-interest expense for the year 1999 (dollars in thousands):

                                Year Ended December 31, 1999
Salaries and other personnel benefits          $217
Employee leasing                                110
Organization costs                               41
Professional Fees                                35
Other expenses                                  105
                                               ----
   Total non-interest expense                  $508
                                               ====

    At December 31, 1999, the allowance for loan losses was $100,000. As of December 31, 1999, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Interest Rate Sensitivity
---------------------------------------

    Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

    Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 1999 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity (dollars in thousands):

                                After
                                 three                After
                                 months      After   one year
                                   but        six      but
                       Within    within       but     within    After
                       three      six       within     five     five
                       months    months    one year    year     years    Total
                       ------    ------    --------   ------    -----    -----
EARNING ASSETS

Loans                     $880    $ 58     $  - -     $2,888    $102    $3,928
Securities                 - -     - -        - -        - -     678       678
Federal funds sold         855     - -        - -        - -    -  -       855
                        ------    ----     ------     ------    ----    ------
Total earning assets    $1,735    $ 58     $  - -     $2,888    $780    $5,461
                        ======    ====     ======     ======    ====    ======

SUPPORTING
SOURCES OF FUNDS

Interest-bearing demand
  Deposits and savings   $  786    $  - -   $  - -     $  - -   $  - -  $  786

Certificates,
  Less than $100M           - -        52      - -        148      - -     200
Certificates,
  $100M and over            - -       - -      - -        100      - -     100
                         ------    ------   ------     ------  -------   -----
  Total
  interest-bearing
  liabilities            $  786    $   52   $  - -     $  248  $   - -   $1,086
                         =====     ======   =======    ======  =======   ======
Interest rate
  Sensitivity gap        $  949    $   6       - -     $2,640  $   780   $4,375

Cumulative gap              949      955       955      3,595    4,375    4,375

Interest rate sensitivity
  gap ratio                2.21     1.11       - -      11.65     N/A     5.03
Cumulative interest rate
  sensitivity gap ratio    2.21     2.14      2.14       4.31     5.03    5.03

    As evidenced by the table above, the Company is asset sensitive at all times. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous, as earning assets are repriced sooner than liabilities. With respect to the Company, an increase in interest rates would increase income for all time periods. Conversely, a decline in interest rates would reduce income for all time periods. This, however, assumes that all other factors affecting income remain constant.

    As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements. Interest rate risk will, nonetheless, fall within previously adopted policy parameters to contain any risk.

    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the year ended December 31, 1999 (dollars in thousands):

Cash and cash equivalents                       $607,744
CDs, over $100,000 to total deposits ratio        7.3%
Loan to deposit ratio                           278.6%
Securities to total assets ratio                  9.9%
Brokered deposits                                 -  -

    As the above balances and ratios indicate, management believes that the Company's 1999 liquidity position is satisfactory. Note that a high loan to deposit ratio for new banks in growth areas is acceptable. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

Capital Adequacy
----------------

    There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

    The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. For example, cash and Treasury Securities are placed under a zero percent risk category while commercial loans are placed under the one hundred percent risk category. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital. Under the risk-based capital guidelines, there are two "tiers" of capital. Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only), perpetual preferred stock and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock.

    The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. Banks that are not rated CAMEL 1 by their primary regulator should maintain a minimum leverage ratio of 3% plus an additional cushion of at least 1% - 2%, depending upon risk profiles and other factors.

    A new rule was recently adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, re-pricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios. This proposal is under consideration by the Federal banking regulators.

    The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 1999:

                                                             Minimum
                                           December 31,    Regulatory
Bank                                           1999        Requirement
----                                       ------------    -----------
Tier 1 Capital                                 91.3%          4.0%
Tier 2 Capital                                  1.2%          N/A
                                               -----          ----
  Total risk-based capital ratio               92.5%          8.0%
                                               =====          ====

Leverage ratio                                 85.6%          3.0%
                                               =====          ====

                                                             Minimum
                                           December 31,    Regulatory
Company                                        1999        Requirement
-------                                    ------------    -----------
Tier 1 Capital                                104.2%          4.0%
Tier 2 Capital                                  1.2%          N/A
                                              ------          ----
  Total risk-based capital ratio              105.4%          8.0%
                                              ======          ====

Leverage ratio                                100.4%          3.0%
                                              ======          ====

    The above ratios indicate that the capital positions of the Company and the Banks are sound and that the Company is well positioned for future growth.

Item 7.    Financial Statements and Supplementary Data.

    The following financial statements are contained in this Item
7:

        Independent Auditors' Report
        Consolidated Balance Sheets as of December 31, 1999
        Consolidated Statements of Income for the year ended December 31, 1999 Consolidated Statements of Cash Flows for the year ended
           December 31, 1999
        Notes to Consolidated Financial Statements












                          HORIZON BANCORPORATION, INC.
                              BRADENTON, FLORIDA

                      CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 1999 AND 1998






                               TABLE OF CONTENTS



REPORT OF INDEPENDENT ACCOUNTANTS...................................28


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets....................................29

     Consolidated Statements of Operations..........................30

     Consolidated Statements of Changes in Shareholders' Equity.....31

     Consolidated Statements of Cash Flows..........................32

     Notes to Consolidated Financial Statements.....................33





                        Report of Independent Accountants



Board of Directors
Horizon Bancorporation, Inc.
Bradenton, Florida

     We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton Florida (the "Company") and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1999 and for the period from inception, May 27, 1998, to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and for the period from inception, May 27, 1998, to December 31, 1998, in conformity with generally accepted accounting principles.



  /S/ Francis & Company, CPA's

Atlanta, Georgia
March 23, 2000


                             HORIZON BANCORPORATION, INC.
                                  BRADENTON, FLORIDA
                             Consolidated Balance Sheets



                                        ASSETS
                                        ------
                                                       As of December 31,
                                                      1999         1998
Cash and due from banks                            $  607,744  $   28,799
Federal funds sold, net  (Note 3)                     855,000        -  -
                                                    ---------   ---------
  Total cash and cash equivalents                  $1,462,744  $   28,799
Securities:  (Notes 2, 4 & 5)
  Available-for-sale at fair value                    177,900        -  -
  Held-to-maturity (estimated market value
     of $487,800 at December 31, 1999)                500,000        -  -
Loans, net (Notes 2, 6, 7 & 13)                     3,828,043        -  -
Property and equipment, net  (Notes 2 & 8)            802,997       4,293
Other assets                                           75,153      93,980
                                                    ---------     -------
  Total Assets                                     $6,846,837  $  127,072
                                                   ==========  ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

Liabilities:
------------
 Deposits
  Non-interest bearing deposits                    $  286,965  $     -  -
  Interest bearing deposits                         1,086,603        -  -
                                                    ---------   ---------
       Total deposits  (Note 10)                   $1,373,568  $     -  -
 Other liabilities                                     47,926     109,602
                                                    ---------   ---------
   Total Liabilities                               $1,421,494  $  109,602

Commitments and Contingencies  (Note 9)
-----------------------------

Shareholders' Equity:  (Notes 1, 13 & 15)
---------------------
 Common stock, .01 par value, 25,000,000
  shares authorized; 1,146,077 (1999) and
  21,600 (1998) shares issued and outstanding      $   11,461  $      216
 Paid-in-capital                                    5,992,278     128,784
 Retained (deficit)                                  (578,396)   (111,530)
                                                    ---------   ---------
   Total Shareholders' Equity                      $5,425,343  $   17,470
                                                    ---------   ---------
   Total Liabilities and Shareholders' Equity      $6,846,837  $  127,072
                                                   ==========  ==========

               Refer to notes to the consolidated financial statements.

                         HORIZON BANCORPORATION, INC.
                               BRADENTON, FLORIDA
                     Consolidated Statements of Operations

                                                 Year Ended     Inception to
                                                December 31,    December 31,
Interest Income:                                    1999            1998
----------------                                ------------    -------------
 Interest and fees on loans (Note 2)             $  54,090        $    -  -
 Interest on investment securities                   5,315            1,010
 Interest on federal funds sold                     16,944             -  -
 Interest; escrow agent                             95,812             -  -
                                                  --------         --------
    Total interest income                        $ 172,161        $   1,010

Interest Expense:
-----------------
 Interest on deposits and borrowings (Note 11)   $  31,358        $     702
                                                  --------         --------
Net interest income                              $ 140,803        $     308
Provision for possible loan losses  (Note 7)       100,000             -  -
                                                  --------         --------
Net interest income after provision for
  possible loan losses                           $  40,803        $     308
                                                  --------         --------
Other Income:
-------------
 Service fees on deposit accounts                $      97        $    -  -
 Miscellaneous, other                                 -  -             -  -
                                                  --------         --------
     Total other income                          $      97        $    -  -
                                                  --------         --------
Other Expenses:
  Salaries and benefits                          $ 217,371        $    -  -
  Employee leasing                                 109,809           43,324
  Professional fees                                 34,695            3,515
  Organization expense                              41,212           51,972
  Supplies and printing                             18,767            1,543
  Rent expense                                      13,819            1,445
  Other operating expenses  (Note 12)               72,093           10,039
                                                  --------         --------
    Total other expenses`                        $ 507,766        $ 111,838
                                                  --------         --------
(Loss) before income tax                         $(466,866)       $(111,530)
Income tax  (Notes 2 & 12)                            -  -             -  -
                                                  --------         --------
Net loss                                         $(466,866)       $(111,530)
                                                  ========         ========

Basic loss per share  (Note 2)                   $    (.80)       $   (5.16)
                                                 =========         ========

Diluted loss per share  (Note 2)                      (.80)       $     N.A.
                                                 =========         =========

                Refer to notes to the consolidated financial statements.

                               HORIZON BANCORPORATION, INC.
                                   BRADENTON, FLORIDA
               Consolidated Statements of Changes in Shareholders' Equity
                        For the year ended December 31, 1999 and
                   from Inception (May 27, 1998) to December 31, 1998




                            Common Stock       Paid-In-    Retained
                          Shares   Par Value   Capital     Earnings    Total
                          ------------------   -------     ---------   -----

Sale of stock                 21,600 $   216 $  107,784 $   -   -     $108,000

Subscribed stock               -   -   -   -     21,000     -   -       21,000

Net loss, 1998                 -   -   -   -      -   -   (111,530)   (111,530)

Balance, December 31, 1998    21,600 $   216 $  128,784  $(111,530) $   17,470

Sale of stock              1,124,477  11,245  6,173,378      -  -    6,184,623

Selling costs                  -   -   -   -   (309,884)     -  -      (309,884)

Net loss, 1999                 -   -   -   -      -   -   (466,866)    (466,866)
                           --------- -------  ---------  ----------   --------
Balance, December 31, 1999 1,146,077 $11,461 $5,992,278  $(578,396)  $5,425,343
                           ========= =======  =========  ==========   =========


                   Refer to notes to the consolidated financial statements.


                             HORIZON BANCORPORATION, INC.
                                  BRADENTON, FLORIDA
                         Consolidated Statements of Cash Flows



                                               Years Ended December 31,
Cash flows from operating activities:           1999             1998
-------------------------------------           ----             ----
  Net loss                                  $  (466,866)     $  (111,530)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                               10,668             -  -
      Provision for loan losses                 100,000             -  -
  (Increase) in receivables and other assets    (63,051)         (12,101)
  Increase in payables and other liabilities     47,324              601
                                             ----------       ----------
Net cash used in operating activities       $  (371,925)     $  (123,030)
                                             ----------       ----------

Cash flows from investing activities:
-------------------------------------
   Purchase of securities, AFS              $  (177,900)     $      -  -
   Purchase of securities, HTM                 (500,000)            -  -
   (Increase) in loans, net                  (3,928,043)            -  -
   Purchase of premises and equipment          (809,372)          (4,293)
                                             ----------       ----------
Net cash used in investing activities       $(5,415,315)     $    (4,293)
                                             ----------       ----------

Cash flows from financing activities:
-------------------------------------
   Sale of common stock, net                $ 5,956,617       $   47,122
   Increase in deposits                       1,373,568             -  -
   (Decrease) in borrowings                    (109,000)         109,000
                                             ----------       ----------
Net cash provided by financing activities   $ 7,221,185       $  156,122
                                             ----------       ----------

Net increase in cash and cash equivalents   $ 1,433,945       $   28,799
Cash and cash equivalents, beginning of period   28,799             -  -
                                             ----------       ----------
Cash and cash equivalents, end period       $ 1,462,744      $    28,799
                                             ==========       ==========

Supplemental Information:

Income taxes paid                           $      -  -      $     -  -
                                             ==========      ==========
Interest paid                               $    31,247      $      101
                                             ==========      ==========




            Refer to notes to the consolidated financial statements.

                            HORIZON BANCORPORATION, INC.
                                 BRADENTON, FLORIDA
                      Notes to Consolidated Financial Statements
                             December 31, 1999 and 1998

Note 1 - Organization of the Business
-------------------------------------

     Manasota Group, Inc. ("Manasota") was incorporated on May 27, 1998, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"). Accordingly, all financial transaction undertaken by Manasota are reflected in the Company's financial statements as of and for the year ended December 31, 1999. The Company commenced banking operations on October 25, 1999 when Horizon Bank, its newly formed subsidiary (the "Bank") opened for business. The Company invested $5,280,000 as equity in the Bank immediately prior to the Bank's opening.

     The Company is authorized to issued up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 1999, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to
1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of December 31, 1999, there were no shares of the Company's preferred stock issued or outstanding.

     The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential defensive "anti takeover" effect. These certain provisions include: (i) The Board of Directors is divided into three classes with members of each class serving three-year terms with the election of each class in successive years; (ii) membership on the Board of Directors may range from six to twenty members and may increase or decrease only by a majority vote of the directors then in office; (iii) Board vacancies, including an increase in the number of directors, can be filled for the remainder of the unexpired term only by a majority vote of the directors then in office; (iv) directors may be removed if at least two-thirds of the directors then in office approve the removal as well as by a majority vote of the Company's voting stock; (v) special meetings of shareholders may be called by a majority vote of the directors then in office or by the holders of at least 25% of the outstanding voting stock of the Company; (vi) shareholders shall not be entitled to take any action by written consent in lieu of taking such action at an annual or special meeting of shareholders; (vii) certain transactions, such as mergers or consolidations, may be approved by the vote of at least two-thirds of the directors then in office as well as by a majority vote of the Company's voting stock; (viii) amendments to the Company's Articles of Incorporation can be approved by a vote of at least two-thirds of the directors then in office as well as by a majority vote of the Company's voting stock; (ix) amendments to the Company's Bylaws can be approved by the Board of Directors or by the shareholders at a duly constituted meeting, where such action by the Board of Directors requires the vote of two-thirds of the directors then in office or the affirmative vote of holders of at least two-thirds of the outstanding voting stock of the Company; and (x) the issuance of preferred stock, described in the previous paragraph, which may also be deemed to have an "anti takeover" effect.

     The Company filed a Registration Statements on Form SB-1 with the Securities and Exchange Commission offering for sale a minimum of 1,050,000 and a maximum of 1,500,000 shares of its $.01 par value common stock (the "Offering"). The sales price for each share of common stock is $5.50. The Company raised $6,003,739, net of selling expenses, upon the completion of the Offering on December 31, 1999 and the sale of 1,146,077 of the Company's common stock. On October 25, 1999, upon commencement of banking operations, the Company ceased to be categorized as a "Development Stage Enterprise".


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

     Basis of Presentation and Reclassification.
     -------------------------------------------
     The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or the aggregate balance of shareholders' equity.

     Basis of Accounting.
     --------------------
     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

     Investment Securities.
     ----------------------
     Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held to maturity or trading securities are classified as available for sale and reported at fair value; net unrealized gains or losses, net of related taxes, are excluded from earnings and reported as accumulated other comprehensive income/(loss) within shareholders' equity. The classification of investment securities as held to maturity, trading or available for sale is determined at the date of purchase.

     Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are amortized as an adjustment to yield over the remaining lives of the securities using the level-yield method.

     Management periodically evaluates investment securities for other than temporary declines in value and records losses, if any, through an adjustment to earnings.

     Loans, Interest and Fee Income on Loans.
     ----------------------------------------
     Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

     Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full or timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

     Impaired loans are (i) non-performing loans that have been placed on nonaccrual status and (ii) loans which are performing according to all contractual terms of the loan agreement, but may have substantive indication of potential credit weakness. Accounting standards require impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

     Allowance for Loan Losses.
     --------------------------
     The allowance for loan losses is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The adequacy of the allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the allowance is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     Property and Equipment.
     -----------------------
     Furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

     Other Real Estate.
     ------------------
     Other real estate represents property acquired through foreclosure proceedings. Other real estate is carried at the lower of: (i) cost; or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on the sale of the property and any subsequent adjustments to reflect changes in fair value of the property are reflected in the income statement. Recoverable costs relating to the development and improvement of the property are capitalized whereas routine holding costs are charged to expense.

     Income Taxes.
     -------------
     The Company will be subject to taxation whenever taxable income is generated. For the periods ended December 31, 1999 and 1998, since no taxable income was generated, the Company did not incur a tax liability.

     Statement of Cash Flows:
     ------------------------
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

     Stock Options and Warrants.
     ---------------------------
     There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 1999 and 1998 would have been reduced by $34,740 and zero, respectively. On a per share basis, basic and diluted earnings per share would have been reduced by $.06 in 1999 and by zero in 1998.

     Earnings Per Share ("EPS").
     -----------------------------
     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS; and (ii) diluted EPS. Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

     Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed assuming the conversion of all warrants and options.

     For the year ended December 31, 1999, basic EPS and diluted
EPS were computed as follows :
                                 Basic EPS                Diluted EPS
                           Numerator   Denominator    Numerator  Denominator
Net loss                  $(466,866)       -  -      $(466,866)      -  -
Weighted average shares        -  -     584,766           -  -      584,766
Options, warrants              -  -        -  -           -  -       -  -
                           --------     -------       --------      -------
   Totals                 $(466,866)    584,766      $(466,866)     584,766
                           ========     =======       ========      =======
EPS                               $(.80)                      $(.80)
                                  =====                       =====

     Basic and diluted EPS for the year ended December 31, 1999 were identical because the stock options and warrants were not dilutive.

     For the period ended December 31, 1998, there were no stock options and warrants outstanding. Accordingly, only basic EPS is computed. Basic EPS from inception (May 27, 1998) to December
31, 1998 amounted to a (loss) of $(5.16).

     Recent Accounting Pronouncements.
     ---------------------------------
     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. Since the Company does not invest in derivative instruments, SFAS 133 will not have a material impact on the Company's financial statements.

     SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends prior accounting standards, primarily SFAS 65, with respect to the classification of retained interests, such as mortgage-backed securities, following a securitization of mortgage loans held for sale. This statement became effective for the first quarter of 1999. Since the Company does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.


Note 3 - Federal Funds Sold
---------------------------

     The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 1999, the Bank sold $855,000, to other banks through the federal funds market.


Note 4 - Securities Available-for-Sale
--------------------------------------

     The amortized costs and estimated market values of
securities available-for-sale as of December 31, 1999 follow:
                                              Gross
                           Amortized        Unrealized           Estimated
Description                  Costs       Gains      Losses     Market Values
-----------               ----------    ------      ------     -------------
FRB stock                 $135,600     $ -  -       $ -  -       $135,600
IBB stock                   42,300       -  -         -  -         42,300
                          --------     ------       ------       --------
    Total securities      $177,900     $ -  -       $ -  -       $177,900
                          ========     ======       ======       ========

     All banks that are members of the Federal Reserve Board System are required to hold FRB stock. No ready market exists for the FRB stock nor does the stock have a quoted market value.
Accordingly, the FRB stock is reported at cost.   The IBB stock
is reported at cost as well since no ready market exists for it.

     The amortized costs and estimated market values of
securities available-for-sale at December 31, 1999,  by
contractual  maturity ,  are  shown  in   the  following   chart.
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized          Estimated
                                             Costs         Market Values
                                         -------------     -------------
     FRB and IBB stock (no maturity)     $     177,900     $   177,900
     Total securities                    $     177,900     $   177,900

     There were no sales of securities during 1999.  At December
31, 1999, none of the securities was pledged.


Note 5 - Securities Held-to-Maturity
------------------------------------

     The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1999 follow:

                                              Gross
                           Amortized        Unrealized           Estimated
Description                  Costs       Gains      Losses     Market Values
-----------               ----------    ------      ------     -------------
U.S. Agencies             $500,000     $ -  -       $(12,200)    $487,800
Total securities           500,000       -  -        (12,200)     487,800
                          ========     ======       =========    ========

     The amortized costs and estimated market values of
securities held-to-maturity at December 31, 1999,  by
contractual  maturity ,  are  shown  in   the  following   chart.
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Amortized       Estimated
                                             Costs       Market Values
     Due in five through ten years     $     500,000     $     487,800
                                       -------------     -------------
     Total securities                  $     500,000     $     487,800
                                       -------------     -------------

     There were no sales of securities during 1999.  At December
31, 1999, none of the securities was pledged.


Note 6 - Loans
--------------

     The composition of net loans by major loan category, as of December 31, 1999, follows:

                                                 December 31,
                                                    1999
                                                    ----
     Commercial, financial, agricultural     $     1,745,868
     Real estate - mortgage                        2,029,523
     Installment                                     152,652
                                              --------------
     Loans, gross                            $     3,928,043
     Deduct:
       Allowance for loan losses                    (100,000)
                                              --------------
     Loans, net                              $     3,828,043
                                              ==============

     At December 31, 1999, all loans were accruing interest and none was impaired.


Note 7 - Allowance for Possible Loan Losses
-------------------------------------------

     The allowance for possible loan losses is a valuation reserve available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

     Activity within the allowance for loan losses account for the year ended December 31, 1999 follows:

     December 31,
      1999
Balance, beginning of year                            $     -   -
Add:  Provision for loan losses                           100,000
Add:  Recoveries of previously charged off amounts          -   -
                                                      -----------
   Total                                              $   100,000
Deduct:   Amount charged-off                                -   -
                                                      -----------
Balance, end of year                                  $   100,000
                                                      ===========

Note 8- Property and Equipment
------------------------------

     Furniture and equipment are stated at cost less accumulated depreciation. Construction in progress was not depreciated since the property was not usable at December 31, 1999. Components of property and equipment included in the consolidated balance sheets at December 31, 1999 and 1998 follow:

                                                   December 31,
                                               1999           1998
                                               ----           ----
Land                                     $     410,078     $     -  -
Furniture, equipment                           274,705          4,293
Construction in progress                       128,882           -  -
                                         -------------     ----------
   Property and equipment, gross         $     813,665     $    4,293
Deduct:
    Accumulated depreciation                   (10,668)          -  -
                                         -------------     ----------
    Property and equipment, net          $     802,997     $    4,293
                                         =============     ==========

     Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $10,668 and zero, respectively.
Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

     Type of Asset                 Life in Years      Depreciation Method
     Furniture and equipment          3 to 40            Straight-line


Note 9 - Commitments and Contingencies
--------------------------------------

     Please refer to Note 13 concerning stock options and warrants that were granted to the Board of Directors and the CEO.

     Please refer to Note 14 concerning financial instruments with off-balance sheet risk.


Note 10 - Deposits and Borrowings
---------------------------------

     The following details deposit accounts and borrowings at December 31, 1999 and 1998:

                                                      December 31,
                                               1999               1998
                                               ----               ----
Non-interest bearing deposits            $       286,965     $      -  -
Interest bearing deposits:
   NOW accounts                                  127,143            -  -
   Money market                                  621,460            -  -
   Savings                                        37,650            -  -
   Time, less than $100,000                      200,350            -  -
   Time, $100,000 and over                       100,000            -  -
Borrowings                                          -  -          109,000
                                         ---------------     ------------
       Total deposits and borrowings     $     1,373,568     $    109,000
                                         ===============     ============

     In order to fund expenses incurred during the organizational stage, the Company obtained a loan from an unrelated financial institution in the amount of $300,000 and in the form of a one-year non-revolving line of credit. The line of credit carries an interest rate of prime minus 1%, with interest payable monthly. The collateral includes the Company's furniture and equipment, as well as the personal guarantees of certain organizers. As of December 31, 1998, $109,000 was outstanding on this obligation. There were no outstanding loans at December 31, 1999.


Note 11 - Interest on Deposits and Borrowings
---------------------------------------------

     A summary of interest expense for the years ended December
31, 1999 and 1998 follows:

                                                  December 31,
                                             1999            1998
                                             ----            ----
Interest on NOW accounts                  $        736     $    -  -
Interest on money market accounts                3,824          -  -
Interest on savings accounts                       126          -  -
Interest on CDs under $100,000                     363          -  -
Interest on CDs $100,000 and over                  963          -  -
Interest on borrowings                          25,346           702
                                          ------------     ---------
Total interest on deposits                $     31,358     $     702
                                          ============     =========

Note 12 - Other Operating Expenses
----------------------------------

     A summary of other operating expenses for the years ended
December 31, 1999 and 1998 follows:

                                               December 31,
                                           1999            1998
                                           ----            ----
Depreciation                          $     10,668     $       -  -
Data processing                              9,920             -  -
Telephone and utilities                      9,565              599
Postage and courier                          8,284              450
Dues                                         8,857              792
Other                                       24,799            8,198
                                      ------------     ------------
   Total other operating expenses     $     72,093     $     10,039
                                      ============     ============

Note 13 - Related Party Transactions
------------------------------------

     Certain organizers of the Company received warrants based on the number of common stock purchased by each organizer. Each warrant entitles its holder to purchase one share of the Company's common stock for $5.50 for a period of ten years from the date the Bank opened for business (October 25, 1999). The warrants will vest over a period of three years, at one-third per year and beginning on the first anniversary from commencement of banking operations. In addition to the passage of time, the vesting of warrants requires each organizer to attend a minimum of 75% of the Board of Directors meetings for each year during the vesting period. The organizers, as a group, were granted 206,280 warrants as of December 31, 1999, none of which vested yet, exercised or canceled. The Company also granted on October 28, 1999, 34,380 options to its CEO. Each option is convertible to one share of the Company's common stock when surrendered with $5.50. The options will vest equally over a period of five years and are exercisable no later than October 27, 2009. As of December 31, 1999, 6,876 stock options were vested in connection with the options granted to the CEO.

     On October 28, 1998, the Company and its CEO entered into an employment agreement (the "Employment Agreement") which became effective on October 25, 1999, the day the Bank commenced operations. This Employment Agreement replaced the Consulting Agreement discussed below. The Employment Agreement provides for an annual salary of $96,000 plus an annual salary increase based upon the Consumer Price Index. In addition, the CEO may receive a performance bonus ranging from 10% to 50% of his annual base salary if certain performance objectives are met. The CEO would also be entitled to other customary benefits such as annual vacation, medical and life insurance, etc. The Employment Agreement also provides for the granting of stock options to purchase shares equal to 3% of the total shares sold in the Offering. As discussed above, on October 28, 1999, the CEO was granted 34,380 stock options. Prior to the effective date of the Employment Agreement, the CEO entered into a Consulting Agreement with the Company where he received from $5,000 to $8,000 per month, depending on the status of the Bank opening. The Consulting Agreement provided for other customary benefits, including a bonus payment upon commencement of banking operations.

     Payments to Directors.
     ----------------------
     Two directors received, in the aggregate, $21,637 for products and services sold to the Company during the year ended
December 31, 1999.

     Loans from and Deposits in the Bank.
     ------------------------------------
     Certain directors, executive officers, and companies with which they are affiliated, are customers of and have banking transactions with the Bank, in the ordinary course of business. As of December 31, 1999, there were $676,417 in loans outstanding to directors, executive officers and their related interests. Deposits by directors and their related interests, as of December 31, 1999, approximated $368,567.


Note 14 - Financial Instruments with Off-Balance Sheet Risk
-----------------------------------------------------------

     In the ordinary course of business, and to meet the financing needs of its customers, the Company is a party to various financial instruments with off-balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1999, there were $1,097,872 in unfunded commitments to extend credit. If and when there exists unfunded commitments to extend credit, the Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, residential homes and income producing commercial properties.

     At December 31, 1999, there were no commitments under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

     The Company makes commercial, real estate and consumer loans to individuals and businesses located in and around Manatee
County, Florida. The Company does not have a significant concentration of credit risk with any individual borrower.


Note 15 - Regulatory Matters
----------------------------

     The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

     Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the Bank was categorized as Well Capitalized. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The actual capital amounts and rations are also presented in the table below:

                            Minimum Regulatory Capital Guidelines for Banks
                            -----------------------------------------------
                                              Adequately        Well
(Dollars in thousands)        Actual          Capitalized   Capitalized
                           -------------     -------------  --------------
                           Amount  Ratio     Amount  Ratio  Amount   Ratio

As of December 31, 1999:
Total capital-risk-based
(to risk-weighted assets):
   Bank                    $4,885   92.5%     $417 > 8%      $521 > 10%
                                                   -              -
   Consolidated             5,490  105.5%      416 > 8%      N/A     N/A
                                                   -
Tier 1 capital-risk-based
(to risk-weighted assets):
 Bank                      $4,820   92.5%     $208 > 4%      $313  >  6%
                                                   -               -
 Consolidated               5,425  104.2%      208 > 4%      N/A      N/A
                                                   -
Tier 1 capital-leverage
(to average assets):
 Bank                      $4,820  85.6%      $225 > 4%      $282  >  5%
                                                   -               -
 Consolidated               5,425 100.4%       216 > 4%      N/A     N/A
                                                   -

Note 16 - Dividends
-------------------

     The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. For example, the Company and the Bank may not declare and pay dividends until such time as they are cumulatively profitable. As of December 31, 1999, neither the Company nor the Bank were cumulatively profitable.

Note 17 - Parent Company Financial Information
----------------------------------------------

     This information should be read in conjunction with the other notes to the consolidated financial statements.

                            Parent Company Balance Sheets
                            -----------------------------

                                                            December 31,
Assets:                                                  1999        1998
-------                                                  ----        ----
Cash                                                 $  602,761   $   28,799
Investment in Bank                                    4,820,359         -  -
Other assets                                             44,037       98,273
                                                     ----------   ----------
   Total Assets                                      $5,467,157   $  127,072

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable                                     $   41,814   $      602
Note payable                                               -  -      109,000
                                                     ----------   ----------
   Total Liabilities                                 $   41,814   $  109,602
                                                     ----------   ----------

Common stock                                         $   11,461   $      216
Paid-in-capital                                       5,992,278      128,784
Retained (deficit)                                     (578,396)    (111,530)
                                                     ----------   ----------
Total Shareholders' equity                           $5,425,343   $   17,470
   Total Liabilities and Shareholders' equity        $5,467,157   $  127,072
                                                     ==========   ==========

                              Parent Company Statements of Income
                              -----------------------------------

                                                        December 31,
                                                     1999             1998
                                                     ----             ----
Interest income                                  $  95,812      $   1,010
Miscellaneous expense                             (103,037)      (112,540)
                                                 ---------      ---------
Loss before income tax, and equity
  in undistributed (loss) of the Bank            $  (7,225)     $(111,530)
Income tax expense                                    -  -           -  -
                                                 ---------      ---------
Loss before equity in undistributed
  (loss) of the Bank                             $  (7,225)     $(111,530)
Equity in undistributed loss of the Bank          (459,641)          -  -
                                                 ---------      ---------
Net loss                                         $(466,866)     $(111,530)
                                                 =========      =========


                            Parent Company Statements of Cash Flows
                            ---------------------------------------

                                                  Year Ended Period Ended
                                                  December 31, December 31,
Cash flows from operating activities:                 1999        1998
                                                      ----        ----
  Net loss                                      $  (466,866)   $ (11,530)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed loss of the Bank       459,641         -  -
 (Increase) in other assets                         (31,935      (12,101)
 Increase in payables                                41,212          601
                                                -----------    ---------
Net cash provided by operating activities             2,052    $(123,030)
                                                -----------    ---------

Cash flows from investing activities:
   Investment in Bank                           $(5,280,000)   $    -  -
   Purchase of premises                               4,293       (4,293)
                                                -----------    ---------
Net cash used in investing activities           $(5,275,707)   $  (4,293)
                                                -----------    ---------

Cash flows from financing activities:
   Sale of common stock, net                    $ 5,956,617    $  47,122
   (Decrease) in borrowings                        (109,000)     109,000
                                                -----------    ---------
Net cash provided by financing activities       $ 5,847,617    $ 156,122
                                                -----------    ---------

Net increase in cash and cash equivalents       $   573,962    $  28,799
Cash and cash equivalents, beginning of year         28,799         -  -
                                                -----------    ---------
Cash and cash equivalents, end of year          $   602,761    $  28,799
                                                ===========    =========


Item 8.    Changes in and Disagreements With Accountants and
           Financial Disclosure.

    The Registrant did not change accountants in 1999 and continues to use the independent accounting firm of Francis &
Company, CPAs.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        A.    Directors and Executive Officers.

    The following table provides biographical information for each director and executive officer of the Registrant. The Board is divided into three equal classes, with the term of each class staggered so that in any given year no more than one-third of the total Board membership shall stand for re-election. Board members are elected for a three-year term and serve until their successors are elected and qualified. Except as otherwise indicated, each individual has been or was engaged in his/her present or last principal occupation, in the same or a similar position, for more than five years.

                       Position with Company and
Name        Age        Bank and Principal Occupation
----        ---        ------------------------------
Thomas C.
Bennett, Jr.    76        Mr. Bennett has been a director of the
Company since October 2, 1998 and of the Bank since October 25, 1999. He has been engaged in the real estate development business in Manatee County for the last twelve years and in the real estate brokerage business for the last two years. He served as a director in two community banks, one of which was sold to Barnett Bank in 1983 and the other to SouthTrust Bank, N.A., in 1995.

Charles S.
Conoley         41        Mr. Conoley has served as the President
and Chief Executive Officer of the Company since October 2, 1998, and of the Bank since October 25, 1999. From 1993-1998, he was a Vice President and commercial loan officer for American Bank in Bradenton, Florida, and prior that he was employed as a senior executive for affiliates of Barnett Bank in Miami and Bradenton, Florida. Mr. Conoley received his MBA in Finance and Accounting from Indiana University in Bloomington, Indiana and his undergraduate degree from Purdue University.

Michael Shannon
Glasgow         31        Mr. Glasgow has served as a director of
the Company since October 2, 1998 and of the Bank since October 25, 1999. He has been employed for the past five years with USA Steel Fence, Inc., a commercial and residential fence company that has operations in Bradenton, Lakeland, Gibsonton, Englewood and St. Petersburg, Florida, serving for the last three years as President and, prior to that, for two years as vice president. Mr. Glasgow is also the owner of USA Pawn, USA Land Company, and USA Used Cars, all of Bradenton, Florida. He also serves as Vice President for USA Group, Inc., USA Real Estate, and Approved Roofing, Inc., also of Bradenton, Florida.

C. Donald
Miller, Jr.     62        Mr. Miller has served as a director of
the Company since October 2, 1998 and of the Bank since October 25, 1999. He has served as President of Miller Enterprises of Manatee, Inc., which is engaged in real estate investments and other businesses, for the last five years. He is a past President of the Manatee County Chamber of Commerce.

Stephen C.
Mullen          46        Mr. Mullen has served as a director of
the Company since October 2, 1998 and of the Bank since October 25, 1999. For the past five years, he has served as owner/operator of Park Inn International Hotel in Bradenton and, for the last year, as owner/operator of the Quality Inns & Suites at Sarasota/Bradenton Airport. He is also the president of Granjac Resorts, Inc., a hotel management company, and Mullen Development, Inc., a real estate company.

David K.
Scherer         38        Mr. Scherer has served as a director of
the Company since October 2, 1998 and of the Bank since October 25, 1999. For the past eleven years, he has served as principal and the President of TDS Construction, Inc., a construction company that specializes in the construction of retail stores throughout the United States. The company has been headquartered in Bradenton, Florida, for the past six years and was previously located in Elizabethtown, Kentucky.

Bruce R.
Shackelford     44        Bruce R. Shackelford has served as a
director of the Company since October 2, 1998 and of the Bank since October 25, 1999. He has, for the past five years, served as President of Four Star Tomato, Inc., R&S Sales and Management, Inc. and Western Tomato Growers & Shippers, Inc., all companies engaged in food production and distribution. He is also the general partner of Triple-S Farms, a farming operation.

Mary Ann P.
Turner          39        Mary Ann P. Turner has served as a
director of the Company since October 2, 1998 and of the Bank since October 25, 1999. For the past five years, she has served as the Vice President and CFO of Len-Tran, Inc., a commercial landscape contracting company with offices in Bradenton and Naples, Florida.

Clarence R.
Urban           54        Clarence R. Urban has served as
Chairman of the Company's Board of Directors since October 2, 1998 and of the Bank's Board since October 25, 1999. For the past five years, he has served as the owner and President of Arcade Lithographing Corporation and, for the last year, as owner and President of Superior Color Plate, Inc. of Bradenton and Sarasota. Arcade is one of the largest commercial printers on the West Coast of Florida, and Superior is a leader in color separations for printers throughout the Southeast and Caribbean.

        B.    Compliance with Section 16(a)

    Because the Company had no class of equity securities registered pursuant to Section 12 of the Exchange Act during the period covered by this report, its securities were not subject to the reporting requirements of Section 16(a) of the Exchange Act.

Item 10.    Executive Compensation.

        A.    Named Executive Officer.

    The following table sets forth the compensation paid to the sole named executive officer of the Company for the Company's completed fiscal year:

                          SUMMARY COMPENSATION TABLE

Annual Compensation
-------------------
Name and Principal               Year    Salary     Bonus  Other Comp.
Position (a)                      (b)      (c)       (d)       (e)

Charles S. Conoley,              1999    $79,154    $16,000    $0
President, Chief Executive       1998    $35,000         $0    $0
Officer and Secretary of the
Company

Long Term Compensation
----------------------
                                                  Securi-
                                       Re-       ties and     All
                                    stricted    Underlying   LTIP     Other
                                     Stock       Options      Pay-   Compen-
Name and Principal                   Awards       /SARs       outs    sation
 Position (a)                         (f)          (g)         (h)     (i)
Charles S. Conoley,                    $0        34,380        $0      $0
President, Chief Executive Officer
Officer and Secretary of the Company

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The Company granted the following stock options or warrants during fiscal year 1999:(1)

                      Number of       Percent of
                      Securities     Total Options/
                      Underlying     SARs Granted
                    Options/SAR's    to Employees    Exercise or   Expiration
    Name               Granted      in Fiscal Year    Base Price      Date
    (a)                 (b)              (c)             (d)           (e)
Charles S. Conoley    34,380            100%          $5.50    October 28, 2008

                          AGGREGATED OPTION/SAR EXERCISES IN LAST
                          FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                Number of
                                               Securities          Value of
                                               Underlying         Unexercised
                                              Unexercised        in-the-Money
                   Shares                    Options/SARs        Options/SARs
                  Acquired                    at FY-End            at FY-End
                    on          Value        Exercisable          Exercisable
Name              Exercise    Realized      /Unexercisable      /Unexercisable
 (a)                 (b)        (c)              (d)                  (e)(2)

Charles S. Conoley    0          0            6,876/27,504             0/0

(1) On January 1, 2000, the Company granted certain non-executive employees of the Company non-qualified stock options to purchase 29,460 shares of the Common Stock subject to a three-year vesting schedule. All such options lapse or expire on December 31, 2009 unless sooner terminated in whole or in part.

(2) Dollar values have been calculated by determining the difference between the estimated fair market value of the Common
Stock at December 31, 1999 (i.e., $5.50 per share) and the exercise price of such options (i.e., $5.50).

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management.

    On March 24, 2000, the Company had 826 shareholders of record.

    The following table sets forth share ownership information as of March 24, 2000, with respect to the Common Stock, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Common Stock:

               SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS*

Name and Address of                       Number         Percent
Beneficial Owner                        of Shares        of Class(1)

Tommy Duncan
417 Pullian Lane
Royston, Georgia 30540                    72,728            6.34%

* Information relating to beneficial ownership of the Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1)    The percentages are based on 1,146,077 shares of Common
Stock outstanding, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of March 24, 2000, by exercise of options and/or warrants.

    The following table sets forth share ownership information as of March 24, 2000 of the Common Stock with respect to (i) each director and named executive officer of the Registrant who beneficially owns Common Stock; and (ii) all directors and named executive officers of the Registrant as a group:

                             SHARE OWNERSHIP OF MANAGEMENT*

Name and Address of
Beneficial Owner                  Number of Shares        Percent of Class(1)
-------------------               ----------------        ----------------

Thomas C. Bennett, Jr.                 2,000                    .17%
6144-9th Avenue Circle, N.E.
Bradenton, Florida 34202

Charles S. Conoley                    46,742(2)                4.05%
Suite C, 3005-26th Street West
Bradenton, Florida 34205

Michael Shannon Glasgow               48,350(3)                4.22%
1209-44th Avenue East
Bradenton, Florida 34203

C. Donald Miller, Jr.                  4,000(4)                0.35%
1111-3rd Avenue West
Bradenton, Florida 34205

Stephen C. Mullen                     22,725(5)                1.98%
8440 North Tamiami Trail
Sarasota, Florida 34243

David K. Scherer                      51,000(6)                4.45%
4239-63rd Street West
Bradenton, Florida34209

Bruce E. Shackelford                  22,725(7)                1.98%
P. O. Box 91
Ellington, Florida 34222

Mary Ann P. Turner                    54,566                   4.76%
1205-64th Street Court East
Bradenton, Florida 34208

Clarence R. Urban                     46,365                   4.05%
2108 Whitfield Park Loop
Sarasota, Florida 34243

All directors and named              298,473                  25.80%
  executive officers
  as a group(8)
_______________________
* Information relating to beneficial ownership of the Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange
Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) The percentages are based on 1,146,077 shares of Common Stock outstanding, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 24, 2000, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

(2) Includes 1,500 shares held as custodian for Max Conoley and 1,500 shares held as custodian for Alexandra Conoley, as to which Mr. Conoley disclaims beneficial ownership. Also includes 500 shares owned jointly with Mr. Conoley's wife. Also includes the right to acquire 6,876 shares pursuant to currently exercisable options.

(3) Includes 800 shares held as custodian for Savannah Glasgow as to which Mr. Glasgow disclaims beneficial ownership. Also includes 2,000 shares held jointly with mother Anita Glasgow, 10, 910 shares held by Glasgow Horizon Limited Partnership, an affiliate, and 100 shares held by USA Investments, a general partnership between Mr. Glasgow and his father L. H. Glasgow.

(4) Includes 2,000 shares held by wife Martha Miller, as to which Mr. Miller disclaims beneficial ownership.

(5) Held jointly with wife Mary Mullen.

(6) Includes 50,000 shares held jointly with wife Terri Scherer.
Also includes 500 shares held as custodian for David M. Scherer and 500 shares held as custodian for Sarah M. Scherer, as to all of which Mr. Scherer disclaims beneficial ownership.

(7) Held by Triple S Forms Profit Sharing for the benefit of Mr.
Shackelford.

(8) Warrants to purchase Common Stock at the original offering price of $5.50 per share were issued to each director of the Company and the Bank on the basis, subject to a certain limitation, of one warrant to purchase .8467 shares of Common Stock for each share that such director purchased in the Offering. None of the warrants is immediately exercisable, with the right to exercise the warrants vesting for one-third (1/3) of the shares covered by each warrant on each anniversary of the date the Bank opened for business so long as the holder has served continuously as a director of the Company and the Bank from the Bank's opening until the particular anniversary and has attended a minimum of 75% of the meetings during such period. A total of 240,660 warrants were issued on October 25, 1999 (the date the Bank opened for business.) All the warrants expire on October 25, 2009.

Item 12.    Certain Relationships and Related Transactions.

    During 1999 the Bank loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.    Exhibits List and Reports on Form 8-K.

        A.    Exhibits.

Exhibit
Number          Sequential Description

3(i) Amended and Restated Articles of Incorporation of Registrant dated October 2, 1998, incorporated by reference to Exhibit
                2.1 of Registration Statement on Form SB-1, File No. 333-71773, filed on February 9, 1999.

3(ii) Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 2.2 of Registration Statement on Form SB-1, File No. 333-71773, filed on February 9, 1999.

21              Subsidiaries of Registrant

27              Financial Data Schedule

        B.    Reports on Form 8-K.

    The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                                         SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HORIZON BANCORPORATION, INC.
(Registrant)

BY:     /s/ Charlse S. Conoley
    ----------------------------------------
    Charles S. Conoley, President, Principal
    Executive Officer, Principal Financial Officer

Date:  March 27, 2000

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature    Title    Date

 /S/ Thomas C. Bennett, Jr.
--------------------------------------    Director    March 27, 2000
Thomas C. Bennett, Jr.

 /S/ Charles S. Conoley
--------------------------------------    Director    March 27, 2000
Charles S. Conoley

 /S/ C. Donald Miller, Jr.
--------------------------------------    Director    March 27, 2000
C. Donald Miller, Jr.

 /S/ Stephen C. Mullen
--------------------------------------    Director    March 27, 2000
Stephen C. Mullen

 /S/ David K. Scherer
--------------------------------------    Director    March 27, 2000
David K. Scherer

 /S/ Bruce E. Shackelford
--------------------------------------    Director    March 27, 2000
Bruce E. Shackelford

 /S/ Mary Ann P. Turner
--------------------------------------    Director    March 27, 2000
Mary Ann P. Turner

 /S/ Clarence R. Urban
--------------------------------------    Director    March 27, 2000
Clarence R. Urban



                                          EXHIBIT 21

                                 SUBSIDIARIES OF REGISTRANT


HORIZON BANK
Suite C, 3005-26th Street West
Bradenton, Florida 34205










                           Exhibit 27 - Financial Data Schedule

This schedule contains summary financial information extracted from the financial statements of Horizon Bancorporation, Inc. for the period from January 1, 1999 to December 31, 1999, and is qualified in its entirety by reference to such financial statements.

12-MOS
FISCAL-YEAR-END                         DEC-31-1999
PERIOD START                             JAN-1-1999
PERIOD END                              DEC-31-1999
CASH                                        607,744
INT-BEARING-DEPOSITS                            -0-
FED-FUNDS-SOLD                              855,000
TRADING-ASSETS                                  -0-
INVESTMENTS-HELD-FOR-SALE                   177,900
INVESTMENTS-CARRYING                         500,00
INVESTMENTS-MARKET                          487,800
LOANS                                     3,928,043
ALLOWANCE                                   100,000
TOTAL-ASSETS                              6,846,837
DEPOSITS                                  1,373,568
SHORT-TERM                                      -0-
LIABILITIES-OTHER                            47,926
LONG-TERM                                       -0-
PREFERRED-MANDATORY                             -0-
PREFERRED                                       -0-
COMMON                                       11,461
OTHER-SE                                  5,413,882
TOTAL-LIABILITIES-AND-EQUITY              6,846,837
INTEREST-LOAN                                54,090
INTEREST-INVEST                               5,315
INTEREST-OTHER                              112,756
INTEREST-TOTAL                              172,161
INTEREST-DEPOSIT                              6,012
INTEREST-BORROWINGS                          25,346
INTEREST-EXPENSE                             31,358
INTEREST-INCOME-NET                         140,803
LOAN-LOSSES                                     -0-
SECURITIES-GAINS                                -0-
EXPENSE-OTHER                               507,766
INCOME-PRETAX                             (466,866)
INCOME-PRE-EXTRAORDINARY                  (466,866)
EXTRAORDINARY                                   -0-
CHANGES                                         -0-
NET-INCOME                                  466,866
EPS-BASIC                                     (.80)
EPS-DILUTED                                   (.80)
YIELD-ACTUAL                                  5.23%
LOANS-NON                                       -0-
LOANS-PAST                                      -0-
LOANS-TROUBLED                                  -0-
LOANS-PROBLEM                                   -0-
ALLOWANCE-OPEN                                  -0-
CHARGE-OFFS                                     -0-
RECOVERIES                                      -0-
ALLOWANCE-CLOSE                             100,000
ALLOWANCE-DOMESTIC                           50,000
ALLOWANCE-FOREIGN                               -0-
ALLOWANCE-UNALLOCATED                        50,000