Form 10QSB
period 2000-03-31
HORIZON BANCORPORATION INC
filed 2000-05-15
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000
                  Commission File No. 333-71773

                  HORIZON BANCORPORATION, INC.
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Florida                            65-0840565
   ------------------------      -----------------------------------
   (State of Incorporation)      (I.R.S. Employer Identification No.)

     Suite C, 3005-26th Street West, Bradenton, Florida 34205
     --------------------------------------------------------
             (Address of Principal Executive Offices)

                           (941) 753-2265
        ------------------------------------------------
        (Issuer's Telephone Number, Including Area Code)

                         Not Applicable
    -----------------------------------------------------
    (Former  Name, Former Address and Former Fiscal Year,
               if Changed Since Last Report)

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

     Common stock, par value $.01 per share, 1,146,077 shares issued and outstanding as of May 12, 2000.

     Transitional  Small Business Disclosure Format (Check  one):
Yes          N    X


                             PART I
                      FINANCIAL INFORMATION

Item 1:   Financial Statements.

                  Horizon Bancorporation, Inc.
                       Bradenton, Florida
                   Balance Sheets (Unaudited)

ASSETS
                                        March 31,      December 31,
                                           2000           1999
                                           ----           ----
Cash and due from banks                $  928,430    $  607,744
Federal funds sold                      1,992,000       855,000
                                        ---------     ---------
     Total cash and cash equivalents    2,920,430     1,462,744

Securities available for sale, at fair    177,900       177,900
value
Securities held to maturity, fair
market values of $987,710 and $487,800
at March 31, 2000 and December 31,      1,000,000       500,000
1999, respectively
Loans, net                             7,245,071     3,828,043
Property and equipment, net              866,321       802,997
Other assets                              85,210        75,153
                                      ----------     ---------
     Total assets                    $12,294,932    $6,846,837
                                      ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Non-interest bearing deposits       $  1,342,966   $   286,965
Interest bearing deposits              5,680,672     1,086,603
                                       ---------     ---------
     Total deposits                    7,023,638     1,373,568
Other liabilities                         71,459        47,926
                                       ---------     ---------
                                    $  7,095,097   $ 1,421,494
                                       ---------     ---------
Commitments and contingencies

Common stock, $.01 par value,
   25,000,000 shares authorized,
   1,146,077 shares  issued and      $    11,461   $    11,461
   outstanding
Paid-in-capital                        5,992,278     5,992,278
Retained (deficit)                      (803,904)     (578,396)
                                       ---------     ---------
  Total Stockholders' Equity           5,199,835     5,425,343
  Total Liabilities and
     Stockholders' Equity            $12,294,932    $6,846,837
                                      ==========     =========

           Refer to notes to the consolidated financial statements


                  Horizon Bancorporation, Inc.
                       Bradenton, Florida
                Statements of Income (Unaudited)


                                            For the three months
                                               ended March 31,
                                                2000           1999
Interest and fees on loans and               $167,420          $11,505
investments
Interest expense                               36,618            2,554
                                              -------           ------
Net interest income                          $130,802          $ 8,951
Provision for loan losses                      75,000             -  -
                                              -------           ------
Net interest income after provision for      $ 55,802          $ 8,951
loan losses

Other income:
Service fees on deposit accounts           $    1,861          $  -  -
Other income                                      174             -  -
                                             --------           ------
 Total other income                        $    2,035          $  -  -

Operating Expenses:
Salaries/employee leasing                    $111,674          $31,259
Employee benefits                              24,285             -  -
Depreciation and amortization                  33,298             -  -
Organizational expenses                          -  -           25,261
Legal and professional                         25,917             -  -
Insurance expense                               3,123            2,177
Rent expense                                    3,975            2,290
Advertising & promotional                      18,414              812
Miscellaneous other expenses                   62,659            7,671
                                              -------           ------
 Total operating expenses                    $283,345          $69,470
                                              -------          -------
Net income (loss) before taxes             $(225,508)         $(60,519)

Income taxes                                     -  -             -  -
                                            --------           -------
Net (loss)                                 $(225,508)         $(60,519)
                                           =========          ========
Basic (loss) per share                     $   ( .20)         $  (2.80)
                                           =========          ========
Diluted (loss) per share                   $    (.20)         $  (2.80)
                                           =========          ========


           Refer to notes to the consolidated financial statements.


                  Horizon Bancorporation, Inc.
                       Bradenton, Florida
              Statements of Cash Flows (Unaudited)


                                            For the three months
                                               ended March 31,
                                              2000         1999
Net cash used by operating activities    $ (103,762)  $  (73,286)
                                          ---------    ---------
Cash flows from investing activities:
  Increase in loans                      (3,492,028)        -  -
  Purchase of securities held to maturity  (500,000)        -  -
  Purchase of fixed assets                  (96,594)     (40,424)
                                         ----------    ---------
Net cash used in investing activities   $(4,088,622)  $  (40,424)
                                         ----------    ---------

Cash flows from financing activities:
  Increase in deposits                  $ 5,650,070   $     -  -
  Increase in borrowings                       -  -      103,750
                                         ----------    ---------
Net cash provided by financing
   activities                           $ 5,650,070   $  103,750
                                        -----------   ----------

Net increase in cash and cash
    equivalents                         $ 1,457,686   $  (9,960)
Cash and cash equivalents, beginning of   1,462,744      28,799
period
                                          ---------    --------
Cash and cash equivalents, end of period $2,920,430   $  18,839
                                         ==========   =========







           Refer to notes to the consolidated financial statements


                  Horizon Bancorporation, Inc.
                       Bradenton, Florida
   Consolidated Statements of Changes in Shareholders' Equity
                           (Unaudited)
    for the three-month periods ended March 31, 1999 and 2000

                 Common Stock                              Accumulated
                 ------------          Paid                   Other
                             Par        in     Retained  Comprehensive
                Shares     Value     Capital   Earnings      Income       Total
                ------     -----     -------   --------  -------------    -----
Balance,       $21,600      $216     $128,784  $(111,530)    -  -        $17,470
December 31,
    1998
Comprehensive
Income:
-------------
Net Income
(loss), three-
month period
ended March
31, 1999           -  -      -  -        -  -   (60,519)     -  -       (60,519)
Net unrealized
(losses) or
securities,
three-month
period ended
March 31, 1999     -  -      -  -        -  -      -  -      -  -         -  -
                -------      ----     -------   --------   ------      --------
Balance, March
31, 1999        $21,600      $216    $128,784  $(172,048)    -  -      $(43,048)
                =======      ====    ========   ========   ======      ========

Balance,
December 31,
1999          $1,146,077  $11,461  $5,992,278  $(478,396)   -  -     $5,425,343
              ----------  -------  ----------  ----------   ----     ----------
Comprehensive
Income:
------------
Net Income
(loss), three-
month period
ended March
31, 2000            -  -     -  -       -  -    (225,508)    -  -     (225,508)
Net unrealized
(losses) or
securities,
three-month
period ended
March 31, 2000      -  -     -  -       -  -         -  -     -  -        -  -
Balance
March 31, 2000  $1,146,077 $11,461 $5,992,278   $(803,904)    -  -   $5,199,835



    Refer to notes to the consolidated financial statements.


                  Horizon Bancorporation, Inc.
      Notes to Consolidated Financial Statements (Unaudited)
                         March 31, 2000



Note 1 - Basis of Presentation
         ---------------------
      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1999.


Note 2 - Summary of Organization
         -----------------------
     Manasota Group, Inc. ("Manasota) was incorporated on May 27, 1998 for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"). Accordingly, all financial transactions undertaken by Manasota are reflected in the Company's financial statements as of March 31, 2000 and all other prior periods. In a public offering of
its   shares   conducted   during  1999,   the   Company   raised
approximately $6.0 million, net of selling expenses, by selling 1,146,077 shares of its common stock. The Company invested $5.3 million in its sole subsidiary, Horizon Bank, Bradenton, Florida (the "Bank"), and kept the remaining funds for working capital and
future  corporate  purposes.   Banking  operation  commenced   on
October 25, 1999, when the Bank opened for business.

     The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2000, and December 31, 1999, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, with-
out further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting
power  or  other rights of shareholders of common stock.   As  of
March 31, 2000 and December 31, 1999, there were no shares of the Company's preferred stock issued or outstanding. The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have  potential defensive "anti-takeover"
effect.   These  certain provisions are more fully  described in
the Annual Report on Form 10-KSB for the year ended December 31, 1999.


Note 3 - Recent Accounting Pronouncements
         --------------------------------
      In March, 1998, the American Institute of Certified Public Accountants issued Statement of position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use." SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998, and is effective for
all  calendar-year  entities beginning in  January,  2000.   This
Statement  applies  to  all  entities  and  requires   that   all
derivatives be recognized as assets or liabilities in the balance
sheet,   at  fair  values.     Gains  and  losses  of  derivative
instruments  not designated as hedges will be recognized  in  the
income   statement.   Since  the  Company  does  not  invest   in
derivative instruments, the adoption of SFAS No. 133 does not have a material impact on the financial statements.

      SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends prior accounting standards, primarily SPAS 65, with respect to the classification of retained interests, such as mortgage-backed securities, following a securitization of mortgage loans held for sale. This statement became effective in the first quarter of 1999. Since the Company does not securitize mortgage loans, no financial statement impact has resulted from adapting this statement.



Item 2:   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations.

      Total assets increased by $5.5 million to $12.3 million during the three-month period ended March 31, 2000. More specifically, cash and cash equivalents increased by $1.5 million to $2.9 million, securities increased by $.5 million to $1.2 million, and loans increased by $3.5 million to $7.2 million.


Liquidity and Sources of Capital

      Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit
needs  of  customers.   The March 31, 2000,  financial  statements
evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.9 million representing 23.7% of total assets. Investment securities, which amounted to $1.2 million or 9.6% of total assets, provide a secondary source of liquidity
because they can be converted into cash in a timely manner.   The
Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could
obtain  funds  from these banks on short notice.   The  Company's
management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator:

                                 Banks        Minimum Regulatory
                            March 31, 2000        Requirement
                            --------------    ------------------
Leverage ratio                   50.6%               4.0%
Risk weighted ratio              54.0%               8.0%

      With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL
1. The Bank's leverage ratio of 50.6% is well above the required minimum.


Results of Operations
---------------------
      Net  loss for the three-month period ended March  31,  2000
amounted  to  $(225,508), or $(.20) per diluted share.   For  the
three-month period ended March 31, 1999, net loss amounted to $(60,519), or $(2.80) per diluted share. Recall that principal operations commenced on October 25, 1999 and that from that point
on  the  Bank   was fully staffed and expenses were significantly
higher than those incurred prior to commencement of principal operations. The Registrant therefore believes that comparing pre-opening to post opening periods could be misleading and thus should be avoided. Below is a brief discussion concerning the Company's operational results for the three-month period ended March 31, 2000:

      a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, amounted to $167,420.

           The net interest yield, defined as net interest income divided by average interest earning assets, amounted to 6.81%. The Company's yield an earning assets amounted to 8.73%, and the cost of funds amounted to 5.21%, resulting in an interest margin of 3.52%. Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2000:

                       (Dollars in '000s)
                          Avg. Assets/      Interest      Yield/
Description               Liabilities    Income/Expense    Cost
-----------               -----------    --------------    ----
Federal funds                  $1,299           $ 19      5.85%
Securities                        700             11      6.28%
Loans                           5,697            138      9.69%
                               ------            ---      -----
     Total                   $  7,696         $  168      8.73%
                                =====            ===      =====

Transactional accounts        $ 1,349          $  13      3.85%
Savings                            91              1      3.07%
CD's                            1,402             23      6.56%
                                -----             --      -----
     Total                     $2,842          $  37      5.21%
                               ======          =====      =====
Net interest income                            $ 131
                                               =====
Net  yield  on  earning                                   6.81%
assets                                                    =====

      b. For the three-month period ended March 31, 2000, non-interest income amounted to $2,035, or .08% of average assets. Because the Bank is new and in need of deposits, its strategy is to attract deposits by charging little for services. In effect, it passes on the savings to its customers rather than pay for an expensive marketing campaign to increase deposits.

      c. For the three-month period ended March 31, 2000, non-interest expense amounted to $293,345, or 13.12% of average assets. While non-interest expense as a percent of average assets is high, it is expected to decline as economies of scale are attained. Also, as the Bank grows, fixed costs as a percent of total assets will decline.

      During  the  three-month period ended March 31,  2000,  the
allowance for loan losses has grown by $75,000 to $175,000.   The
allowance for loan losses as a percentage of gross loans decreased from 2.54% at December 31, 1999, to 2.36% at March 31,
2000.   Management considers the allowance for loan losses to  be
adequate  and  sufficient  to  absorb  possible  future   losses;
however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      The Company is not aware of any current recommendation by the regulatory authorities which, if it was to be implemented, would have a material effect an the Company's liquidity, capital resources, or results of operations.


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

Item 5.     Other Information.
            None.

Item 6.     Exhibits and Reports on Form 8-K.

     A.   Exhibits:

            27  Financial Data Schedule

     B.   Reports on Form 8-K
           There were no reports on Form 8-K filed during the quarter ended March 31, 2000.


                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HORIZON BANCORPORATION, INC.
                                   (Registrant)

Date:  May 12, 2000               BY: /S/ Charles S. Conoley
                                     -----------------------
                                  Charles S. Conoley
                                  President, Chief Executive Officer
                                  (Principal Executive, Financial
                                  and Accounting Officer)