Form 10-Q
period 2000-06-30
HORIZON BANCORPORATION INC
filed 2000-08-07
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
Commission File No. 333-71773

HORIZON BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State of Incorporation)	65-0840565 (I.R.S. Employer Identification No.)

3005-26th Street West, Bradenton, Florida 34205
(Address of Principal Executive Offices)

(941) 753-2265
(Issuer's Telephone Number, Including Area Code)

Not Applicable
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

Yes X No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common stock, par value $.01 per share, 1,146,077 shares issued and outstanding as of August 4, 2000.

Transitional Small Business Disclosure Format (Check one): Yes X No __

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets (Unaudited)
ASSETS
	June 30, 2000	December 31, 1999
Cash and due from banks	$ 563,871	$ 607,744
Federal funds sold	1,377,000	855,000
Total cash and cash equivalents	1,940,871	1,462,744
Securities available for sale, at fair value	190,500	177,900
Securities held to maturity, fair market values of $2,242,022 and $487,800 at June 30, 2000 and December 31, 1999, respectively	2,270,980	500,000
Loans, net	10,279,645	3,828,043
Property and equipment, net	1,325,053	802,997
Other assets	104,699	75,153
Total assets	$16,111,748	$6,846,837
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-interest bearing deposits	$1,672,329	$286,965
Interest bearing deposits	9,353,572	1,086,603
Total deposits	11,025,901	1,373,568
Other liabilities	72,373	47,926
Total liabilities	$11,098,274	$1,421,494

Commitments and contingencies
Stockholders' Equity:
Common stock, $.01 par value, 25,000,000 shares authorized, 1,146,077 shares issued and outstanding	$11,461	$11,461
Paid-in-capital	5,992,278	5,992,278
Retained (deficit)	(990,265)	(578,396)
Total Stockholders' Equity	5,013,474	5,425,343
Total Liabilities and Stockholders' Equity	$16,111,748	$6,846,837

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Operations (Unaudited)
	For the three month ended June 30,
	2000	1999
Interest and fees on loans and investments	$287,283	$ 22,064
Interest expense	113,817	8,665
Net interest income	$173,466	$ 13,399
Provision for loan losses	75,000	- -
Net interest income after provision for loan losses	$ 98,466	$ 13,399
Other income:
Service fees on deposit accounts	$ 6,1818	$ - -
Other income	952	- -
Total other income	$ 7,133	$ - -
Operating expenses:
Salaries/employee leasing	$123,248	$ 69,424
Employee benefits	31,974	- -
Depreciation and amortization	15,063	1,530
Organizational expenses	- -	149
Legal and professional	20,688	- -
Insurance expense	547	2,798
Rent expense	3,975	3,579
Advertising & promotional	18,592	- -
Miscellaneous other expenses	77,874	5,931
Total operating expenses	$291,961	$ 83,411
Net (loss) before taxes	$(186,362)	$(70,012)
Income taxes	- -	- -
Net (loss)	$(186,362)	$(70,012)
Basic (loss) per share	$(.16)	$(3.24)
Diluted (loss) per share	$(.16)	$(3.24)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Operations (Unaudited)

	For the six month ended June 30,
	2000	1999
Interest and fees on loans and investments	$454,703	$ 33,569
Interest expense	150,435	11,219
Net interest income	$304,268	$ 22,350
Provision for loan losses	150,000	- -
Net interest income after provision for loan losses	$154,268	$ 22,350
Other income:
Service fees on deposit accounts	$ 8,042	$ - -
Other income	1,126	- -
Total other income	$ 9,168	$ - -
Operating expenses:
Salaries/employee leasing	$234,922	$100,683
Employee benefits	56,259	- -
Depreciation and amortization	58,708	1,530
Organizational expenses	- -	25,410
Legal and professional	46,605	- -
Insurance expense	3,670	4,975
Rent expense	7,950	5,869
Advertising & promotional	37,006	812
Miscellaneous other expenses	130,185	13,602
Total operating expenses	$575,305	$152,881
Net (loss) before taxes	$(411,869)	$(130,531)
Income taxes	- -	- -
Net (loss)	$(411,869)	$(130,531)
Basic (loss) per share	$(.36)	$(6.04)
Diluted (loss) per share	$(.36)	$(6.04)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Cash Flows (Unaudited)

	For the six month ended June 30,
	2000	1999
Net cash used by operating activities	$(206,236)	$(161,070)
Cash flows from investing activities
Purchase of securities available for sale	$ (12,600)	$ - -
Purchase of securities held to maturity	(1,773,059)	- -
Purchase of fixed assets	(580,709)	(83,150)
Increase in loans, net	(6,601,602)	- -
Net cash used in investing activities	$(8,967,970)	$ (83,150)
Cash flows from financing activities:
Increase in borrowings	$9,652,333	$ 257,350
Net cash provided from financing activities	$9,652,333	$ 257,350
Net increase in cash	$ 478,127	$ 13,130
Cash at beginning of period	1,462,744	28,799
Cash at end of period	$1,940,871	$ 41,929

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 1999 and 2000
					Accumulated Other Comprehensive Income

	Common Stock
	Shares	Par Value	Paid in Capital	Retained Earnings		Total
Balance, December 31, 1998	21,600	$ 216	$128,784	$(111,530)	$ - -	$ 17,470
Comprehensive Income:
Net income (loss), six-month period ended June 30, 1999	- -	- -	- -	(30,531)	- -	(130,531)
Balance, June 30, 1999	21,600	$ 216	$128,784	$(242,061)	$ - -	$(113,061)
Balance, December 31, 1999	1,146,077	$11,461	$5,992,278	$(578,396)	$ - -	$5,425,343
Comprehensive Income:
Net income (loss), six-month period ended June 10, 2000	- -	- -	- -	(411,869)	- -	(411,869)
Balance, June 30, 2000	1,146,077	$11,461	$5,992,278	$(990,265)	$ - -	$5,013,474

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2000

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.

Note 2 - Summary of Organization

Manasota Group, Inc. ("Manasota") was incorporated on May 27, 1998 for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"). Accordingly, all financial transaction undertaken by Manasota are reflected in the Company's financial statements as of June 30, 2000 and all other prior periods. In a public offering of its shares conducted during 1999, the Company raised approximately $6.0 million, net of selling expenses, by selling 1,146,077 shares of its common stock. The Company invested $5.3 million in its sole subsidiary, Horizon Bank, Bradenton, Florida (the "Bank") and kept the remaining funds for working capital and future corporate purposes. Banking operation commenced on October 25, 1999 when the Bank opened for business.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2000 and December 31, 1999, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may,

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2000

without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2000 and December 31, 1999, there were no shares of the Company's preferred stock issued or outstanding. During the six-month period ended June 30, 2000, the Company granted 29,460 stock options to key employees, thus increasing the number of stock options granted and outstanding to 63,840. Additionally, as of June 30, 2000, there were 206,280 stock warrants outstanding. Since the Company's inception, none of the stock options or stock warrants issued has been exercised or cancelled. The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential defensive "anti takeover" effect. These certain provisions are more fully described on Form 10-KSB for the year ended December 31, 1999.

Note 3 - Recent Accounting Pronouncements

In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

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

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2000

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total assets increased by $9.3 million to $16.1 million during the six-month period ended June 30, 2000. More specifically, cash and cash equivalents increased by $.5 million to $1.9 million, securities increased by $1.8 million to $2.5 million, loans increased by $6.5 million to $10.3 million, and fixed assets increased by $.5 million to $1.3 million.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $1.9 million, representing 12.0% of total assets. Investment securities, which amounted to $2.5 million or 15.3% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.
	Bank's June 30, 2000	Minimum Regulatory Requirement
Leverage ratio	37.4%	4.0%
Risk weighted ratio	37.7%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 37.4% is well above the required minimum.

Results of Operations

Recall that principal operations commenced on October 25, 1999 and that from that point on the Bank was fully staffed and expenses were significantly higher than those incurred prior to commencement of principal operations. The Registrant therefore believes that comparing pre-opening to post opening periods could be misleading and thus should be avoided. Below is a brief discussion concerning the Company's operational results for the three-month and six-month periods ended June 30, 2000.

Three-month period ended June 30, 2000:

For the three-month period ended June 30, 2000, net (loss) amounted to $(186,362), or $(.16) per share. Interest income amounted to $287,283 while interest expense amounted to $113,817, thus resulting in a net interest income of $173,466. Other income, primarily from fees and charges on deposit accounts, amounted to $7,133 while operating expenses amounted to $291,961. In addition, the Bank expensed $75,000 to increase the reserve for loan losses.

Six-month period ended June 30, 2000:

For the six-month period ended June 30, 2000, net (loss) amounted to $(411,869), or $(.36) per share. Below is a brief explanation detailing the above results:

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, amounted to $304,268.

The net interest yield, defined as net interest income divided by average interest earning assets, amounted to 5.89%. The Company's yield on earning assets amounted to 8.82%, and the cost of funds amounted to 5.56%, resulting in an interest margin of 3.26%. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2000.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 1,497	$ 47	6.28%
Securities	1,393	49	7.04%
Loans	7,426	359	9.67%
Total	$10,316	$455	8.82%
Transactional accounts	$ 1,824	$ 37	4.05%
Savings	149	2	3.00%
DC's	3,454	112	6.49%
Total	$ 5,427	$151	5.56%
Net interest income		$304
Net yield on earning assets			5.89%

b. For the six-month period ended June 30, 2000, non-interest income amounted to $9,168, or .08% of average assets. Because the Bank is new and in need of deposits, its strategy is to attract deposits by charging little for services. In effect, it passes on the savings to its customers rather than pay for an expensive marketing campaign to increase deposits.

c. For the six-month period ended June 30, 2000, non interest expense amounted to $575,305, or 4.87% of average assets. While non-interest expense as a percent of average assets is high, it is expected to decline as economies of scale are attained. Also, as the Bank grows, fixed costs as a percent of total assets will decline.

During the six-month period ended June 30, 2000, the allowance for loan losses has grown by $150,000 to $250,000. The allowance for loan losses as a percentage of gross loans decreased from 2.54% at December 31, 1999 to 2.37% at June 30, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if it was to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2. Changes in Securities.

(a) None.

(b) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of the shareholders, which took place on May 18, 2000, two matters were voted upon: (a) approval of the Registrant's Employee Incentive Stock Option Plan and (b) election of four Class I directors and one Class III director. Management solicited proxies for the meeting, there was no solicitation in opposition to management's nominees for director and all such nominees were elected.

A total of (a) 706,496 votes were cast in favor and 400 votes were cast against the proposal to approve the Employee Incentive Stock Option Plan and (b) 705,996 votes were cast in favor and 900 votes abstained or withheld authority with respect to the election of directors.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

27 Financial Data Schedule

B. Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC.

(Registrant)

Date: August 4, 2000 BY: /S/ Charles S. Conoley
Charles S. Conoley
President and Chief Executive Officer