Form 10QSB
period 2000-09-30
HORIZON BANCORPORATION INC
filed 2000-11-13
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
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

Common stock, par value $.01 per share, 1,146,077 shares issued and outstanding as of November 4, 2000.

Transitional Small Business Disclosure Format (Check one): Yes X No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets (Unaudited)
ASSETS
	September 30, 2000	December 31, 1999
Cash and due from banks Federal funds sold Total cash and cash equivalents	$1,017,120 464,000 1,481,120	$ 607,744 855,000 1,462,744
Securities available for sale, at fair value	190,500	177,900
Securities held to maturity, fair market values of $3,259,066 and $487,800 at September 30, 2000 and December 31, 1999, respectively	3,276,619	500,000
Loans, net Property and equipment, net Other assets Total Assets	13,080,894 1,696,404 154,587 $19,880,124	3,828,043 802,997 75,153 $6,846,837
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Other liabilities Total Liabilities	$1,984,057 12,945,861 14,929,918 ____84,958 $15,014,876	$286,965 1,086,603 1,373,568 ___47,926 $1,421,494
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,146,077 shares issued and outstanding	$11,461	$11,461
Paid-in-capital	5,992,278	5,992,278
Retained (deficit)	(1,138,491)	(578,396)
Total Stockholders' Equity	4,865,248	5,425,343
Total Liabilities and Stockholders' Equity	$19,880,124	$6,846,837

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Operations (Unaudited)
	For the three months ended September 30,
	2000	1999
Interest and fees on loans and investments	$369,691	$34,039
Interest expense	170,733	11,756
Net interest income	$198,958	$22,283
Provision for loan losses	75,000	- -
Net interest income after provision for loan losses	$123,958	$22,283
Other income:
Service fees on deposit accounts	$12,933	$ - -
Other income	1,196	- -
Total other income	$14,129	$ - -

Operating expenses:
Salaries/employee leasing
Employee benefits
Depreciation and amortization
Organizational expenses
Legal and professional
Insurance expense
Supplies and printing
Utilities and telephone
Postage and courier
Data processing
Advertising & promotional
Miscellaneous other expenses

	$127,907 26,085 30,588 - - 5,774 12,295 14,703 9,086 7,158 16,258 12,544 23,916 $286,314	$83,263 - - - - 4,902 - - 15,694 1,166 2,151 223 - - 400 11,731 $119,530
Total operating expenses
Net (loss) before taxes	$(148,227)	$(97,247)
Income taxes	- -	- -
Net (loss)	$(148,227)	$(97,247)
Basic (loss) per share	$(.13)	$(4.50)
Diluted (loss) per share	$(.13)	$(4.50)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Operations (Unaudited)
	For the nine months ended September 30,
	2000	1999
Interest and fees on loans and investments	$824,394	$67,608
Interest expense	321,168	22,976
Net interest income	$503,226	$44,632
Provision for loan losses	225,000	- -
Net interest income after provision for loan losses	$278,226	$44,632
Other income:
Service fees on deposit accounts	$20,975	$ - -
Other income	2,322	- -
Total other income	$23,297	$ - -

Operating expenses:
Salaries/employee leasing
Employee benefits
Depreciation and amortization
Organizational expenses
Legal and professional
Insurance expense
Supplies and printing
Utilities and telephone
Postage and courier
Data processing
Advertising & promotional
Miscellaneous other expenses

	$362,829 82,344 89,351 - - 52,379 15,965 38,136 22,677 20,329 44,141 49,550 83,918 $861,619	$183,945 - - - - 30,312 - - 20,668 4,287 5,310 2,357 - - 1,212 24,319 $272,410
Total operating expenses
Net (loss) before taxes	$(560,096)	$(227,778)
Income taxes	- -	- -
Net (loss)	$(560,096)	$(227,778)
Basic (loss) per share	$(.49)	$(10.55)
Diluted (loss) per share	$(.49)	$(10.55)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Cash Flows (Unaudited)
	For the nine months ended September 30,
	2000	1999
Cash flows used by operating activities	$(282,532)	$(155,821)
Cash flows from investing activities
Purchase of securities available for sale	$ (12,600)	$ - -
Purchase of securities held to maturity	(2,782,288)	- -
(Increase) in loans, net	(9,477,851)	- -
Purchase of fixed assets	(982,703)	(492,218)
Net cash used in investing activities	$(13,255,442)	$ (492,218)
Cash flows from financing activities:
Increase in deposits	$13,556,350	$ - -
Increase in borrowings	_______- -	691,000
Net cash provided from financing activities	$13,556,350	$691,000
Net increase in cash	$18,376	$42,961
Cash at beginning of period	1,462,744	28,799
Cash at end of period	$1,481,120	$71,760

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 1999 and 2000
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance December 31, 1998	21,600	$ 216	$128,784	$(111,530)	$ - -	$17,470
Comprehensive Income: Net income, nine-month period ended September 30, 1999	- -	- -	- -	(227,778)	- -	(227,778)
Balance, September 30, 1999	21,600	$ 216	$128,784	$(339,307)	$ - -	$(210,307)

Balance, December 31, 1999	1,146,077	$11,461	$5,992,278	$(578,396)	$ - -	$5,425,343
Comprehensive Income: Net income, nine-month period ended September 30, 2000	- -	- -	- -	(560,096)	- -	(560,096)
Balance, September 30, 2000	1,146,077	$11,461	$5,992,278	$(1,138,491)	$ - -	$4,865,248

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1999.

Note 2 - Summary of Organization

Manasota Group, Inc. ("Manasota") was incorporated on May 27, 1998 for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"). Accordingly, all financial transaction undertaken by Manasota are reflected in the Company's financial statements as of September 30, 2000 and all other prior periods. In a public offering of its shares conducted during 1999, the Company raised approximately $6.0 million, net of selling expenses, by selling 1,146,077 shares of its common stock. The Company invested $5.3 million in its sole subsidiary, Horizon Bank, Bradenton, Florida (the "Bank") and kept the remaining funds for working capital and future corporate purposes. Banking operation commenced on October 25, 1999 when the Bank opened for business.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2000 and December 31, 1999, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2000 and December 31, 1999, there were no shares of the Company's preferred stock issued or outstanding. During the nine-month period ended September 30, 2000, the Company granted 29,460 stock options to key employees, thus increasing the number of stock options granted and outstanding to 63,840. Additionally, as of September 30, 2000, there were 206,280 stock warrants outstanding. Since the Company's inception, none of the stock options or stock warrants issued has been exercised or cancelled. The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000

defensive "anti takeover" effect. These certain provisions are more fully described on Form 10-KSB for the year ended December 31, 1999.

Note 3 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting activities for derivatives. The Standard requires all derivatives to be (i) measured at fair market value and (ii) recognized as either assets or liabilities in the balance sheet. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. Adoption of the Standard is required for the Company's December 31, 2001, financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact based on the Company's limited use of derivatives.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total assets increased by $13.1 million to $19.9 million during the nine-month period ended September 30, 2000. More specifically, securities increased by $2.8 million to $3.5 million, loans increased by $9.3 million to $13.1 million, fixed assets increased by $.9 million to $1.7 million, and other assets increased by $.1 million to $.2 million.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2000 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $1.5 million, representing 7.4% of total assets. Investment securities, which amounted to $3.5 million or 17.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

	Bank's September 30, 2000	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	30.3% 28.1%	4.0% 8.0%

Results of Operations

Recall that principal operations commenced on October 25, 1999 and that from that point on the Bank was fully staffed and expenses were significantly higher than those incurred prior to commencement of principal operations. The Registrant therefore believes that comparing pre-opening to post opening periods could be misleading and thus should be avoided. Below is a brief discussion concerning the Company's operational results for the three-month and nine-month periods ended September 30, 2000.

Three-month period ended September 30, 2000:

For the three-month period ended September 30, 2000, net (loss) amounted to $(148,227), or $(.13) per share. Interest income amounted to $369,691 while interest expense amounted to $170,733, thus resulting in a net interest income of $198,958. Other income, primarily from fees and charges on deposit accounts, amounted to $14,129 while operating expenses amounted to $286,314. In addition, the Bank expensed $75,000 to increase the reserve for loan losses.

Nine-month period ended September 30, 2000:

For the nine-month period ended September 30, 2000, net (loss) amounted to $(560,096), or $(.49) per share. Below is a brief explanation detailing the above results:

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, amounted to $503,226.

The net interest yield, defined as net interest income divided by average interest earning assets, amounted to 5.45%. The Company's yield on earning assets amounted to 8.93%, and the cost of funds amounted to 5.77%, resulting in an interest margin of 3.16%. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2000.

(Dollars in '000s)

Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$1,500	$ 71	6.31%
Securities	1,918	111	7.72%
Loans	8,879	642	9.64%
Total	$12,297	$824	8.93%
Transactional accounts	$2,143	$ 65	4.04%
Savings	199	5	3.19%
DC's	5,091	251	6.57%
Total	$7,422	$321	5.77%
Net interest income		$503
Net yield on earning assets			5.45%

b. For the nine-month period ended September 30, 2000, non-interest income amounted to $23,297, or .22% of average assets. Because the Bank is new and in need of deposits, its strategy is to attract deposits by charging little for services. In effect, it passes on the savings to its customers rather than pay for an expensive marketing campaign to increase deposits.

c. For the nine-month period ended September 30, 2000, non interest expense amounted to $861,619, or 8.15% of average assets. While non-interest expense as a percent of average assets is high, it is expected to decline as economies of scale are attained. Also, as the Bank grows, fixed costs as a percent of total assets will decline.

During the nine-month period ended September 30, 2000, the allowance for loan losses has grown by $225,000 to $325,000. The allowance for loan losses as a percentage of gross loans decreased from 2.54% at December 31, 1999 to 2.42% at September 30, 2000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

27 Financial Data Schedule

B. Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13,2000	HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer