Form 10KSB
period 2000-12-31
HORIZON BANCORPORATION INC
filed 2001-03-30
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000

Commission File Number 333-71773

HORIZON BANCORPORATION, INC.
a Florida corporation

(IRS Employer Identification No. 65-0840565)
900 53rd Avenue East
Bradenton, Florida 34203
(941) 753-2265

Securities Registered Pursuant to Section 12(b)
of the Securities Exchange Act of 1934:

None

Securities Registered Pursuant to Section 12(g)
of the Securities Exchange Act of 1934:

None

________________________

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

_________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2000 were $1,387,897.

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 16, 2001, was $5,296,843. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value of the common stock of the Registrant held by non-affiliates was computed by reference to the fair market value of the common stock as of March 16, 2001 (i.e., $6.50 per share). The estimated fair market value reflects the trading price of the common stock of the Registrant in isolated private trades of the common stock during December 2000. For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock as of March 16, 2001: 1,146,077 shares of common stock, par value $.01 per share (the "Common Stock").

Transitional Small Business Disclosure Format:

Yes No X

DOCUMENTS INCORPORATED BY REFERENCE

None
____________________________

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

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that the Company or its agents may make from time to time.

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

In August 2000, the Company and the Bank moved into the new building constructed on the site previously purchased for a permanent facility for the Bank. Construction of the facility began in February 2000, and was completed in August 2000. The new facility consists of a one-story building with approximately 5,000 square feet of interior space, with four interior teller windows, four exterior drive-through teller stations and 36 parking spaces. The interior includes executive offices, work stations for support staff and safe deposit box storage areas. The total cost of construction, landscaping, furniture and equipment was approximately $1.7 million.

In February 2001, the Bank entered into an agreement with a Florida limited liability partnership composed of four of the Company's directors and a relative of one of the Company's directors for the partnership to build a new branch facility for the Bank. The new branch will be located at 2102 59th Street West, Bradenton, Florida (the "Blake Hospital Branch"). The Bank will lease 3812 square feet of the facility from the partnership on a ten year lease, at rate of $23.50/square foot, with 3% annual increases and two five-year options. During construction of the new branch facility, the Bank will place on the property a modular building out of which the Blake Hospital Branch will begin to conduct business pending completion of the permanent facility. The Bank will pay the partnership $3000/month pursuant to a land lease until the completion of the construction of the new facility. The Bank expects construction the Blake Hospital Branch building to be completed in September 2001.

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

The Bank's investment policy provides for a portfolio divided among issues purchased to meet one or more of the following objectives:

  to complement strategies developed in assets/liquidity management, including desired liquidity levels;
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

The Bank offers these services from its main office, located on approximately 3.3 acres between Hudson Avenue and Washington Street, Ashburn, Turner County, Georgia, in a 9,500 square foot building constructed in 1991-1992, as well as through a branch occupying 540 square feet of leased space within the Wal-Mart discount store in Cordele, Crisp County, Georgia. As appropriate space becomes available, the Bank intends to conduct a commercial banking business from the two additional branches: in Ashburn, Turner County, and St. Marys, Camden County, Georgia.

2. Market Area and Competition.

The Bank's primary service area is Bradenton, Florida and the surrounding area of Manatee County. Manatee County is situated in the Tampa Bay region, south of Tampa and north of Sarasota. Bradenton is the county's largest city and the county seat. The primary service area from which the Bank draws 75% of its business is defined as the 29 census tracts bounded on the north by the Manatee River, on the south by the Manatee County line, on the east by the Braden River/38th Street and on the West by Sarasota Bay/Palma Sola Bay. The current population of Manatee County is estimated at 258,000 and the median age is estimated at 42.

Service and retail industries employ almost 75% of the workforce and account for almost two-thirds of the payroll dollars in Manatee County. In 1998, Manatee County had an average household income of $30,440.

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

As of March 16, 2000, there were 24 commercial banks, savings banks and savings and loan institutions, including the Bank, operating in the primary service area. Their 82 branches had combined deposits of approximately $3.0 billion.

3. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 19972000. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

AVERAGE CONSOLIDATED ASSETS
Year Ended December 31, 2000		Year Ended December 31, 1999
Cash and due from banks	$ 756	$ 167
Taxable securities Funds with Escrow Agent Federal funds sold Net Loans Total earning assets Other assets Total assets	$ 2,725 - - 1,850 10,091 $14,666 1,436 $16,858	84 1,825 230 559 2,698 160 $3,353
AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
	Year Ended December 31, 2000	Year Ended December 31, 1999
Non interest bearing-deposits NOW and money market deposits Savings Deposits Time Deposits Borrowings Other liabilities	$ 1,695 2,491 231 7,361 - - _____52	$ 49 106 5 22 328 _____7
Total liabilities	$ 11,830	$ 517
Common Stock subscribed Common Stock Paid-in Capital Retained (deficit)	- - 11 5,992 (975)	$ 1,825 554 519 (62)
Total stockholders' equity Total liabilities and stockholders' equity	5,028 $ 16,858	2,836 $3,353

The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis. (dollars in thousands)

	Year Ended December 31, 2000
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Federal funds sold Net loans	$ 2,725 1,850 10,091	206 119 1,015	7.56% 6.43% 10.06%
Total earning assets	$ 14,666	$1,340	9.14%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	2,491 231 7,361 - -	$ 102 8 494 - -	4.09% 3.46% 6.71% - -
Total interest bearing liabilities	$10,083	$ 604	5.99%
Interest spread	3.15%
Net interest income		$736
Net yield on interest earning assets			5.02%
	Year Ended December 31, 1999
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Funds with Escrow Agent Federal funds sold Net loans	$ 84 1,825 230 559	$ 5 96 17 54	6.33% 5.25% 7.37% 9.66%
Total earning assets	$ 2,698	$172	6.38%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	$106 5 22 328	$ 5 - - 1 25	4.30% 2.52% 6.03% 7.62%
Total interest bearing liabilities	$461	$ 31	6.72%
Interest spread	.34%
Net interest income		$141
Net yield on interest earning assets			5.23%
4. Rate/Volume Analysis of Net Interest Income.

The Bank commenced operations on October 25, 1999. Therefore, the rate/volume analysis is only applicable to the year ended December 31, 2000.

	Year Ended December 31, 2000 Compared with Year Ended December 31, 1999
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Funds with Escrow Agent Taxable securities Federal funds sold Net loans	$ (96) 199 104 959	$ - - 2 (2) 2	$ (96) 201 102 961
Total Interest Income	$1,166	$ - -	$1,168
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	$ 97 8 493 (25)	$ - - - - - - - -	$ 97 8 493 (25)
Total interest Expense	$573	$ - -	$573
Change in net interest income	$593	$ 2	$ 595
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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):

Year Ended December 31, 2000
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$ 1,695 2,491 231 7,361 $11,778	N/A 4.09% 3.46% 6.71% 5.99%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$ 106,082 1,032,960 1,159,467 690,000 $2,988,509
Year Ended December 31, 1999
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$ 49 106 5 22 $182	N/A 4.30% 2.52% 6.03% 4.51%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$ - - - - - - 100 $100
6. Loan Portfolio Analysis.

The Bank engages in a full complement of lending activities, including commercial, consumer installment and real estate loans.

Commercial lending is directed principally towards businesses whose demands for funds fall within the Company's legal lending limits and which are potential deposit customers of the Bank. These loans include loans obtained for a variety of business purposes, and are made to individual, partnership, or corporate borrowers. The Bank places particular emphasis on loans to small and medium-sized businesses.

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

The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 19972000 and the total amount of all loans for such period (in thousands):

Type of Loan	As of December 31
Domestic	2000	1999
Commercial, financial and agricultural Real estate-construction Real estate-mortgage Installment and other loans to individuals	$ 5,820 492 8,620 1,198	$1,746 - - 2,029 153
Subtotal	$16,120	$3,928
Allowance for loan losses	(350)	(100)
Total (net of allowance)	$15,770	$3,828

The following is a presentation of an analysis of maturities of loans as of December 31, 19972000 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 To 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural Real estate-construction	$3,128 492	$ 1,337 - -	$ 1,345 - -	$5,810 492
Total	$3,620	$1,337	$1,345	$6,302

Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 19972000 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Fixed rate loans Variable rate loans	$1,002 2,618	$ 554 783	$ 1,345 - -	$2,901 3,401
Total	$3,620	$1,337	$1,345	$6,302

The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 19972000 and 1999 (dollars in thousands):

As of December 31
	2000	1999
Loans accounted for on a non-accrual basis:
Number: Amount:	None N/A	None
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number: Amount:	one $1	None
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number: Amount:	one $1	None
Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:
Number: Amount:	one $19	None

As of December 31, 19972000, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

At December 31, 20001997, all loans were accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7. Summary of Loan Loss Experience.

An analysis of the Company's loss experience is furnished in the following table for the years ended December 31, 2000 and 19991997, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

	Year Ended December 31
	2000	1999
Balance at beginning of period Charge-offs Recoveries Provision charged to Operations	$ 100 - - - - 250	$ - - - - - - 100
Balance at end of period	$ 350	$100
Ratio of allowance for loan losses to total loans outstanding during the period	2.17%	2.55%
Net charge-offs to average loans	N/A	N/A

As of December 31, 19972000, the allowance for possible losses was allocated as follows:

Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	$ 144 16 133 35 22	36.0% 3.0% 53.5% 7.5% _ - - %
Total	$350	100.0%
8. Loan Loss Reserve.

In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 19972000, 36.0% of outstanding loans were in the category of commercial and financial agricultural loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However, 95.0% of the outstanding loans in this category at December 31, 19972000, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

The Company's consumer loan portfolio is also secured. At December 31, 19972000, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

Real estate mortgage loans constitute 53.5% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral. In addition, loans secured by commercial real estate are generally well-collateralized.

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

9. Investments.

As of December 31, 19972000, the securities portfolio comprised approximately 23.6% of the Company's assets, while loans comprised approximately 57.0% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the years ended December 31, 19972000 and 1999, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category	December 31
	2000	1999
Available-for-Sale:
FRB, FHLB and IBB Stock Total Securities	$ 191 $ 191	$ 178 $ 178
Held-to-Maturity
Collateralized Mortgage Obligations Mortgage-backed securities U. S. Agencies Loan Pools Total Securities	$ 2,024 1,815 1,500 995 $6,334	$ - - - - 500 - - $ 500

The following table indicates, for the year ended December 31, 19972000, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

Investment Category
Available-for-Sale:	Amount	Average Weighted Yield
FRB, FHLB and IBB stock Total	$191 $191	4.76% 4.76%
Held-to-Maturity
Obligations of U.S. Agencies 0 to 1 year Over 1 through 5 years Over 5 through 10 years	$ - - 500 1,000	N/A 7.80% 7.55%
Collateralized Mortgage Obligations 0 to 1 year Over 1 through 5 years Over 5 through 10 years	1,782 242 - -	8.31% 8.29% N/A
Mortgage-backed securities 0 to 1 year Over 1 through 5 years Over 5 through 10 years	- - - - 1,815	N/A N/A 8.11%
Loan Pools 0 to 1 year Over 5 through 10 years	- - 995	N/A 7.96%
Total	$6,334	8.04%
10. Return on Equity and Assets.

Returns on average consolidated assets and average consolidated equity for the year ended December 31, 19972000 and 1999 are as follows:

	2000	1999
Return on average assets Return on average equity Equity to assets ratio Dividend payout ratio	(4.13)% (13.86)% 29.82% - -	(13.9)% (16.5)% 84.6% - -
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

12. Employees.

As of March 16, 2001, the Bank employed 18 full-time equivalent employees. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

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

Supervision and Regulation of the Bank

The Bank is examined and regulated by the Florida Department of Banking and Finance (the "Florida Department") and, as a member of the Federal Reserve Bank System, the Federal Reserve. Under Florida law and Florida Department's regulations, the Bank may pay cash dividends only up to the sum of:

  current period net profits; plus
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

On November 12, 1999, President Clinton signed into law legislation which allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act makes significant changes in United States banking law, principally by repealing restrictive provisions of the 1933 Glass-Steagall Act. The Gramm-Leach-Bliley Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under Section 4(c)(8) of the Bank Holding Company Act. The Gramm-Leach-Bliley Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. It is impossible to predict what effect the Gramm-Leach-Biley Act will have on the Company or the Bank.

Any legislative changes could place the Company in more direct competition with other financial institutions including mutual funds, securities brokerage firms, insurance companies and investment banking firms. The effect of any such legislation on the business of the Company cannot be accurately predicted. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof.

Item 2.	Description of Property.

In August 2000 the Company and the Bank moved their operations into a new permanent facility at 900 53rd Avenue East, in Bradenton. The new facility consists of a one-story building, with approximately 5,000 square feet of interior space, four interior teller windows, four exterior drive-through teller stations and 36 parking spaces. The interior includes executive offices, work stations for support staff and safe deposit box storage areas. The total cost of construction, landscaping, furniture and equipment was approximately $1.7 million.

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

The Registrant's Amended and Restated Articles of Incorporation authorize it to issue up to 25,000,000 shares of the Common Stock. As of March 16, 2001, 1,054,251 1,146,077 shares of the Common Stock were issued and outstanding to 458702 holders of record.

There is no established public trading market in the stock. In the Offering, the Registrant sold 1,146,077 shares of Common Stock at a price of $5.50 per share. The Registrant is aware of isolated private sales which that have occurred at the end of December 2000 at a price of $6.50 per share.

The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

The Bank is restricted in its ability to pay dividends under the Florida banking laws and by regulations of the Federal Reserve.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and related notes which are included elsewhere herein.

A.	Results of Operations.

Year Ended December 31, 19972000 as Compared to Year Ended December 31, 1999.

For the years ended December 31, 19972000 and 1999, net loss amounted to 1,041,943$696,989 and $466,866. For 19972000, basic and diluted loss per share of Common Stock was $.61. For 1999, basic and diluted loss per share amounted to $.80. Because of the existence of stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income/loss per share. However, since the warrants/options were not dilutive, basic and dilutive income(loss) per share are identical.

Below is a comparison of the Company's performance during calendar year 2000 and 1999. It should be noted that principal banking operations commenced on October 25, 1999; therefore, in effect, the comparison is between twelve-months of operations (calendar 2000) and two-months of operations (November-December 1999).

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

Average earning assets increased from $2.7 million at December 31, 1999 to $14.7 million at December 31, 2000, representing an increase of $12.0 million, or 444%. Below are the various components of average earning assets for the periods indicated (in thousands):

	December 31
	2000	1999
Federal funds sold Taxable securities Loans Funds with Escrow Agent Total earning assets	$ 1,850 2,725 10,091 - - 14,666	$ 230 84 559 1,825 $2,698

As a consequence of the increase in earning assets, net interest income also increased, from $140,803 for the year ended December 31, 1999 to $736,262 for the year ended December 31, 2000. Below are the various components of interest income and expense, as well as their yield/cost for the periods indicated:

Years Ended:	December 31, 2000		December 31, 1999
	Interest Income /Expense	Yield /Cost	Interest Income /Expense	Yield /Cost
Interest income:	($ in 000's)
Federal funds sold Taxable securities Loans Funds with Escrow Agent	$ 119 206 1,015 - -	6.43% 7.56% 10.06% - -	$ 17 5 54 96	7.37% 6.33% 9.66% 6.25%
Total	$1,340	9.14%	$172	6.38%
Interest expense:
NOW and money market deposits Savings deposits Time deposits Other borrowings	$ 102 8 494 - -	4.09% 3.46% 6.71% - -	$ 5 - - 1 25	4.30% 2.52% 6.03% 7.62%
Total	$604	5.99%	$ 31	6.72%
Net interest income Net yield on earning assets	$736	5.02%	$141	5.23%

The above table indicates that the net yield on earning assets declined from 5.23% for the year ended December 31, 1999, to 5.02% for the year ended December 31, 2000. This occurred despite the fact that:

    The yield on earning assets increased from 6.38% (1999) to 9.14% (2000), and
    The cost of funds declined from 6.72% (1999) to 5.99% (2000).

The reason for the decline in the net yield on earning assets from 1999 to 2000 is due to the fact that "free" sources of funds (capital and non-interest bearing deposits) as a percent of total sources of funds was significantly larger in 1999 (86.0%) than in 2000 (40.0%).

Non-interest Income

Non-interest income as a percentage of average total assets for calendar years 2000 and 1999 amounted to .28% and 0%, respectively. The majority of the increase is due to the increase in transactional volume in calendar year 2000.

Components of non-interest income for calendar years 2000 and 1999 are as follows:

	Year Ended December 31
	2000	1999
Service fees on deposit accounts Miscellaneous other Total	$40,086 7,809 $47,895	$ 97 - - $97

Non-Interest Expense

Non-interest expense as a percentage of average total assets for calendar years 2000 and 1999 amounted to 7.30% and 15.14%, respectively. The primary reason for the above decline from calendar year 1999 to calendar year 2000 is higher efficiency associated with attainment of economics of scale.

Components of non-interest income for calendar years 2000 and 1999 are as follows:

	Year Ended December 31,
	2000	1999
Salaries and benefits Employee leasing Depreciation, amortization Advertising and promotion Data processing Professional fees Supplies and printing Other expenses Total	$ 638,620 - - 128,566 94,541 66,385 59,536 52,664 190,834 $1,231,146	$217,371 109,809 10,668 5,614 9,920 34,695 18,767 100,922 $507,766

During calendar year 2000, the allowance for loan losses grew from $100,000 to $350,000. The allowance for loan losses, as a percent of gross loans, declined from 2.54% at December 31, 1999, to 2.17% at December 31, 2000.

As of December 31, 19972000, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 19972000 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity (dollars in thousands):

EARNING ASSETS	Within three months	After three months but within six months	After six but within one year	After one year but within five years	After five years	Total
Loans Securities Federal funds sold	$3,331 497 2,149	$ 900 500 - -	$1,349 785 - -	$9,143 741 - -	$1,397 4,002 - -	$16,120 6,525 2,149
Total earning assets	$5,977	$1,400	$2,134	$9,884	$5,399	$24,794
SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings	$4,415	$ - -	$ - -	$ - -	$ - -	$4,415
Certificates, Less than $100M Certificates, $100M and over	2,883 106	3,618 1,033	4,349 1,160	2,147 690	$ - - - -	12,997 2,989
Total interest-bearing liabilities	$7,404	$4,651	$5,509	$2,837	$ - -	$20,401
Interest rate sensitivity gap	(1,427)	(3,251)	(3,375)	7,047	5,399	4,393
Cumulative gap	(1,427)	(4,678)	(8,053)	(1,066)	4,393	4,393
Interest rate sensitivity gap ratio	.81	.30	.39	3.48	- -	1.22
Cumulative interest rate sensitivity gap ratio	.81	.30	.54	.95	1.22	1.22

As evidenced by the table above, the Company is asset liability sensitive from zero to one year and asset sensitive thereafter. On a cumulative basis, however, the Company is liability sensitive from zero to five years and asset sensitive thereafter.

In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous, as earning assets are repriced sooner than liabilities. With respect to the Company, an increase in interest rates would reduce income for all time periods up to one year. Conversely, a decline in interest rates would increase income for all time periods up to one year. This, however, assumes that all other factors affecting income remain constant.

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the years ended December 31, 2000 and 19971999 (dollars in thousands):

	2000	1999
Cash and cash equivalents CDs, over $100,000 to total deposit ratio Loan to deposit ratio Securities to total assets ratio Brokered deposits	3,453 13.1% 69.1% 23.6% - -	1,463 7.3% 278.6% 9.9% - -

As the above balances and ratios indicate, management believes that the Company's 19972000 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

The second measure of capital adequacy relates to the leverage ratio. The Federal Reserve has established a 3% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. Banks that are not rated CAMEL 1 by their primary regulator should maintain a minimum leverage ratio of 3% plus an additional cushion of at least 1% - 2%, depending upon risk profiles and other factors.

A new rule was recently adopted by the Federal Reserve Board and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, re-pricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios. This proposal is under consideration by the Federal banking regulators.

The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2000 and 19971999:

Bank	2000	1999	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	21.7% 1.2%	92.5% 1.2%	4.0% N/A
Total risk-based capital ratio	22.9%	93.7%	8.0%
Leverage ratio	24.4%	85.6%	3.0%
Company - Consolidated	2000	1999	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	24.8% 1.2%	104.2% 1.2%	4.0% N/A
Total risk-based capital ratio	26.0%	105.4%	8.0%
Leverage ratio	28.0%	100.4%	3.0%

The above ratios indicate that the capital positions of the Company and the Banks are sound and that the Company is well positioned for future growth.

Item 7.	Financial Statements and Supplementary Data.
The following financial statements are contained in this Item 7:
Independent Auditors' Report
Consolidated Balance Sheets-as of December 31, 2000 and 1999
Consolidated Statements of Income-for the years ended December 31, 2000 and 1999
Consolidated Statement of Changes in Stockholders' Equity-for the years ended December 31, 2000 and 1999
Consolidated Statements of Cash Flows-for the years ended December 31, 2000 and 1999
Notes to Consolidated Financial Statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999

(Letterhead of Francis & Co., CPAs)
1000 Johnson Ferry Rd., Building D, Suite 140, Marietta, GA 30068
Tel: 770/579-0999 Fax: 770/579-0494
www.bankcpas.com

Report of Independent Accountants

Board of Directors
Horizon Bancorporation, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton Florida (the "Company") and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

/S/ Francis & Co., CPAs

Atlanta, Georgia
February 22, 2001

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Balance Sheets
ASSETS
As of December 31,
	2000	1999

Cash and due from banks
Federal funds sold, net
Total cash and cash equivalents
Securities:
Available-for-sale at fair value
Held-to-maturity
(estimated market value of $6,338,152
and $487,800 at December 31, 2000
and 1999, respectively)
Loans, net
Property and equipment, net
Other assets
Total Assets

	$1,303,946 2,149,000 $3,452,946 190,500 6,334,341 15,770,445 1,702,647 207,344 $27,658,223	$607,744 855,000 $1,462,744 177,900 500,000 3,828,043 802,997 75,153 $ 6,846,837
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities: Deposits: Non-interest bearing deposits Interest bearing deposits Total deposits Other liabilities Total Liabilities	$2,434,838 20,400,680 $22,835,518 94,351 $22,929,869	$ 286,965 1,086,603 $1,373,568 47,926 $1,421,494
Commitments and Contingencies

Shareholders' Equity:
Common stock, $.01 par value,
25,000,000 shares authorized;
1,146,077 shares issued and outstanding
Paid-in-capital
Retained (deficit)
Total Shareholders' Equity
Total Liabilities and Shareholders' Equity

	$ 11,461 5,992,278 -1,275,385 $ 4,728,354 $27,658,223	$ 11,461 5,992,278 -578,396 $5,425,343 $6,846,837
Refer to notes to the consolidated financial statements.
HORIZON BANCORPORATION, INC. BRADENTON, FLORIDA Consolidated Statements of Operations
Interest Income:	Year Ended December 31, 2000	Year Ended December 31, 1999
Interest and fees on loans Interest on investment securities Interest on federal funds sold Interest; escrow agent Total interest income	$1,015,011 206,231 118,760 - - $1,340,002	$ 54,090 5,315 16,944 95,812 $172,161
Interest Expense:
Interest on deposits and borrowings Net interest income Provision for possible loan losses Net interest income after provision for possible loan losses	603,740 $736,262 250,000 486,262	31,358 140,803 100,000 40,803
Other Income:
Service fees on deposit accounts Miscellaneous, other Total other income	$40,086 7,809 $47,895	$97 - - $97
Other Expenses:

Salaries and benefits
Employee leasing
Professional fees
Depreciation and amortization
Advertising and promotion
Utilities and telephone
Data processing
Organization expense
Supplies and printing
Rent expense
Other operating expenses
Total other expenses

	$638,620 - - 59,536 128,566 94,541 33,210 66,385 - - 52,664 11,138 146,486 $1,231,146	$ 217,371 109,809 34,695 10,668 5,614 11,701 9,920 41,212 18,767 13,819 34.190 $507,766
(-Loss) before income tax Income tax	-696,989 - -	-466,866 - -
Net loss	-$696,989	-$466,866
Basic loss per share	- $ .61	- $ .80
Diluted loss per share	- $ .61	- $ .80
Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC. BRADENTON, FLORIDA Consolidated Statements of Changes in Shareholders' Equity For the years ended December 31, 2000 and 1999
	Common Stock			Paid-In-	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance, December 31, 1998	21,600	$ 216	$128,784	-$111,530	$ 17,470
Sale of stock	1,124,477	11,245	6,173,378	- -	6,184,623
Selling costs	- -	- -	-309,884	- -	-309,884
Net loss, 1999	- -	- -	- -	-466,866	-466,866
Balance, December 31, 1999	1,146,077	$11,461	$5,992,278	-$578,396	$5,425,343
Net loss, 2000	- -	$ - -	$ - -	-$696,989	-$696,989
Balance, December 31, 2000	1,146,077	$11,461	$5,992,278	-$1,275,385	$4,728,354
Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC. BRADENTON, FLORIDA Consolidated Statements of Cash Flows
Years Ended December 31,
	2000	1999
Cash flows from operating activities:

Net loss
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization
Provision for loan losses
Increase in receivables and other assets
Increase in payables and other liabilities
Net cash used in operating activities

	-$ 696,989 128,566 250,000 -132,191 44,958 -$ 405,656	-$ 466,866 10,668 100,000 -63,051 47,324 -$ 371,925
Cash flows from investing activities:
Purchase of securities, AFS Purchase of securities, HTM Increase in loans, net Purchase of premises and equipment Net cash used in investing activities	-$ 12,600 -5,834,341 -12,192,402 -1,026,750 -$19,066,093	-$ 177,900 -500,000 -3,928,043 -809,372 -$5,415,315
Cash flows from financing activities:
Sale of common stock, net Increase in deposits Decrease in borrowings Net cash provided by financing activities	$ - - 21,461,951 - - $21,461,951	$ 5,956,617 1,373,568 -109,000 $7,221,185
Net increase in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end period	$1,990,202 1,462,744 $3,452,946	$1,433,945 28,799 $1,462,744
Supplemental Information:
Income taxes paid	$ - -	$ - -
Interest paid	$559,093	$ 31,247
Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 1 - Organization of the Business

Manasota Group, Inc. ("Manasota") was incorporated on May 27, 1998, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"). Accordingly, all financial transaction undertaken by Manasota are reflected in the Company's financial statements as of and for the years ended December 31, 2000 and 1999. The Company commenced banking operations on October 25, 1999 when Horizon Bank, its newly formed subsidiary (the "Bank") opened for business. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

The Company is authorized to issued up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2000, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of December 31, 2000, there were no shares of the Company's preferred stock issued or outstanding.

The Company filed a Registration Statements on Form SB-1 with the Securities and Exchange Commission offering for sale a minimum of 1,050,000 and a maximum of 1,500,000 shares of its $.01 par value common stock (the " Offering"). The Company raised $6,003,739, net of selling expenses, upon the completion of the Offering on December 31, 1999, and the sale of 1,146,077 shares of the Company's common stock.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure proceedings.

Cash and Due from Banks. The Company maintains deposit relationships with other banks which deposits amounts, at times, may exceed federally insured limits. The Company has never experienced any material losses from such deposit relationships.

Investment Securities. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held-to-maturity or trading securities are classified as available-for-sale and reported at fair value; net unrealized gains or losses (net of related taxes) are excluded from earnings and are reported as accumulated other comprehensive income/(loss) within shareholders' equity. The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.

Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are recognized in interest income using the level-yield method over the period to maturity.

Management periodically evaluates investment securities for other than temporary declines in value and records losses, if any, through an adjustment to earnings.

Loans, Interest and Fee Income on Loans. Loans are reported at their outstanding principal balance adjusted for charge-off, unearned discount, unamortized loan fees and the allowance for possible loan losses. Interest income is recognized over the term of the loan based on the principal amount outstanding. Non-refundable loan fees are taken into income to the extent they represent the direct cost of initiating a loan; the amount in excess of direct costs is deferred and amortized over the expected life of the loan.

Accrual of interest on loans is discontinued either when (i) reasonable doubt exists as to the full or timely collection of interest or principal or when (ii) a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Impaired loans are: (i) non-performing loans that have been placed on nonaccrual status; and (ii) loans which are performing according to all contractual terms of the loan agreement, but may have substantive indication of potential credit weakness. Accounting standards require impaired loans to be measured based on: (a) the present value of expected future cash flows discounted at the loan's original effective interest rate; or (b) the loan's observable market price; or (c) the fair value of the collateral if the loan is collateral dependent.

Allowance for Loan Losses. The allowance for loan losses (the "Allowance") represents management's estimate of probable losses inherent in the loan portfolio. The Allowance is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. The adequacy of the Allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the Allowance is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

Property and Equipment. Building, furniture, and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

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

Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As no taxable income was generated during the calendar years 2000 and 1999, the Company did not incur a tax expense for the above years.

Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

Stock Options and Warrants. There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 2000 and 1999 would have been reduced by $38,539 and $34,740, respectively. On a per share basis, basic and diluted earnings per share would have been reduced in the year ended December 31, 2000 by $.03. For the year ended December 31, 1999, basic and diluted earnings per share would have been reduced by $.06.

Earnings Per Share ("EPS"). The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting EPS. Because the Company has a complex capital structure, it is required to report: (i) basic EPS; and (ii) diluted EPS. Basic EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is defined as the amount of earnings available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding during the reporting period.

The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted EPS for each of the following periods:

	Year Ended December 31, 2000
	Basic EPS		Diluted EPS
	Numerator	Denominator	Numerator	Denominator
Net loss Weighted average shares Dilutive options, warrants, net	-$696,989 _________	1,146,077 __________	-$696,989 __________	1,146,077 _____- -
Totals	-$696,989	$1,146,077	-$696,989	$1,146,077
EPS	-$0.61		-$0.61
	Year Ended December 31, 1999
	Basic EPS		Diluted EPS
	Numerator	Denominator	Numerator	Denominator
Net loss Weighted average shares Dilutive options, warrants, net	-$466,866 _________	584,766 __________	-$466,989 __________	584,766 _____- -
Totals	-$466,866	$584,766	-$466,989	$584,766
EPS	-$0.80		-$0.80

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of September 30, 2000. The adoption of Statement No. 133 did not have a material impact on the financial position or results of operations of the Company.

In September 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new Statement replaces Statement No. 125, issued in June, 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125's provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 will not have a significant impact on the financial position or results of operations of the Company.

Note 3 - Federal Funds Sold

The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2000 and 1999, the Bank sold $2,149,000 and $855,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2000 follow:

	Amortized Costs	Gross Unrealized Gains Losses		Estimated Market Values
Description FRB stock FHLB stock IBB stock Total securities	$135,000 12,600 42,300 $190,500	$ - - - - - - $ - -	$ - - - - - - $ - -	$135,000 12,600 42,300 $190,500

Banks that are members of the Federal Reserve System and the Federal Home Loan Bank are required to hold FRB and FHLB stocks. Since no ready market exists for FRB, FHLB and IBB stock, each is reported at cost.

The amortized costs and estimated market values of securities available-for-sale as of December 31, 1999 follow:

	Amortized Costs	Gross Unrealized Gains Losses		Estimated Market Values
Description FRB stock IBB stock Total securities	$135,600 42,300 $177,900	$ - - - - $ - -	$ - - - - $ - -	$135,600 42,300 $177,900

The amortized costs and estimated market values of securities available-for-sale at December 31, 2000, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
FRB, FHLB stock (no maturity) Total securities	$190,500 $190,500	$190,500 $190,500

None of the securities categorized as available-for-sale was either sold or pledged during calendar years 2000 and 1999.

Note 5 - Securities Held-to-Maturity

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2000 follow:

	Amortized Costs	Gross Unrealized Gains Losses		Estimated Market Values
Description U.S. Agency securities Collateralized mortgage obligations Mortgage-backed securities Loan pools Total securities	$1,500,000 2,023,761 1,814,868 995,712 $6,334,341	$ 5,365 3,228 2,438 16,252 $27,283	$ - - -14,649 -9,024 - - -$23,673	$1,505,365 2,012,340 1,808,282 1,011,964 $6,337,951

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 1999 follow:

	Amortized Costs	Gross Unrealized Gains Losses		Estimated Market Values
Description U.S. Agencies Total securities	$500,000 $500,000	$ - - $ - -	-$12,200 -$12,200	$487,800 $487,800

The amortized costs and estimated market values of securities held-to-maturity at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Description	Amortized Costs	Estimated Market Values
Due in one year or less Due after one through five years Due after five through ten years Total securities	$1,782,308 741,436 3,810,597 $6,334,341	$1,787,105 736,781 3,814,065 $6,337,951

None of the securities categorized as held-to-maturity was either sold or pledged during the calendar years 2000 and 1999.

Note 6 - Loans

The composition of net loans by major loan category, as of December 31, 2000 and 1999, follows:

	December 31,
	2000	1999
Commercial, financial, agricultural Real estate - construction Real estate - mortgage Installment Loans, gross Deduct: Allowance for loan losses Loans, net	$5,810,134 491,500 8,620,177 1,198,634 $16,120,445 -350,000 $15,770,445	$1,745,868 - - 2,029,523 152,652 $3,928,043 -100,000 $3,828,043

The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2000 and 1999, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $18,923 and $0, respectively. The average recorded investment in impaired loans amounted to approximately $13,851 and $0 for the years ended December 31, 2000 and 1999, respectively. The allowance for loan losses related to impaired loans amounted to approximately $2,850 and $0 at December 31, 2000 and 1999, respectively. Interest income recognized on impaired loans for the years ended December 31, 2000 and 1999 amounted to $1,303 and $0, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2000 and 1999. The company has no commitments to lend additional funds to borrowers whose loans have been modified.

Note 7 - Allowance for Possible Loan Losses

The allowance for possible loan losses (the "Allowance") is a valuation reserve available to absorb future loan charge-offs. The Allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The Allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

Individual consumer loans are predominantly undersecured, and the allowance for possible losses associated with these loans has been established accordingly. The majority of the non-consumer loan categories are generally secured by real-estate, receivables, inventory, machinery, equipment, or financial instruments. The amount of collateral obtained is based upon management's evaluation of the borrower.

Activity within the Allowance accounts for the years ended December 31, 2000 and 1999 follows:

	December 31,
	2000	1999
Balance, beginning of year Add: Provision for loan losses Add: Recoveries of previously charged off amounts Total Deduct: Amount charged-off Balance, end of year	$100,000 250,000 - - $350,000 - - $350,000	$ - - 100,000 - - $100,000 - - $100,000

Note 8 - Property and Equipment

Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation. Land is stated at cost. Components of property and equipment included in the consolidated balance sheets at December 31, 2000 and 1999 follow:

	December 31,
	2000	1999
Land Land improvements Building Automobiles Furniture and equipment Construction in progress Property and equipment, gross Deduct: Accumulated depreciation Property and equipment, net	$ 410,078 48,399 808,881 46,565 525,292 1,200 $1,840,415 -137,768 $1,702,647	$ 410,078 - - - - 46,565 228,140 128,862 $813,665 -10,668 $802,997

Depreciation expenses for the years ended December 31, 2000 and 1999 amounted to $127,100 and $10,668, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset	Life in Years	Depreciation Method
Furniture and equipment Building Automobiles	3 to 20 40 3	Straight-line Straight-line Straight-line

Note 9 - Commitments and Contingencies

In the normal course of business, there are various outstanding commitments to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the consolidated financial statements. Since commitments may expire without being exercised, these amounts do not necessarily represent future funding requirements. The Company uses the same credit and collateral policies in making commitments as those it uses in making loans.

At December 31, 2000 and 1999, the Company had unused loan commitments of approximately $1.3 million and $1.1 million, respectively. Additionally, there were no commitments under standby letters of credit at December 31, 2000 and 1999. The majority of the loan commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

On June 30, 1999, the Bank entered into a seven-year contractual agreement (the "Agreement") with a data processing provider. The monthly service fee varies according to the services used and the number and type of transactions processed. Expenses associated with the above Agreement amounted to $66,385 and $9,920 for the years ended December 31, 2000 and 1999, respectively.

The Company and its subsidiary are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiary.

Please refer to Note 13 concerning warrants and options earned by directors and employees of the Bank.

Note 10 - Deposits

The following details deposit accounts at December 31, 2000 and 1999:

	December 31,
	2000	1999
Non-interest bearing deposits Interest bearing deposits: NOW accounts Money market Savings Time, less than $100,000 Time, $100,000 and over Total deposits	$2,434,838 1,073,382 2,941,534 400,101 12,997,154 2,988,509 $22,835,518	$286,965 127,143 621,460 37,650 200,350 100,000 $1,373,568

At December 31, 2000, the scheduled maturities of all certificates of deposit were as follows:

Year Ended December 31,	Amount
2001 2002 2003 2004 2005 Total	$13,149,164 1,409,543 1,117,438 199,977 109,541 $15,985,663

Note 11 - Interest on Deposits and Borrowings

A summary of interest expense for the years ended December 31, 2000 and 1999 follows:

	December 31,
	2000	1999
Interest on NOW accounts Interest on money market accounts Interest on savings accounts Interest on CDs under $100,000 Interest on CDs $100,000 and over Total nterest on deposits	$ 7,588 94,341 7,530 400,984 93,297 - - $603,740	$ 736 3,824 126 363 963 25,346 $31,358

Note 12 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2000 and 1999 follows:

	December 31,
	2000	1999
Postage and courier Repairs and maintenance Dues and memberships Other Total other operating expenses	$29,452 21,823 7,579 87,632 $146,486	$ 8,284 4,187 8,857 12,862 $34,190

Note 13 - Related Party Transactions

Stock Warrants, Options. Certain organizers of the Company received warrants based on the number of common stock purchased by each organizer. Each warrant entitles its holder to purchase one share of the Company's common stock for $5.50 for a period of ten years from the date the Bank opened for business (October 25, 1999). The warrants will vest over a period of three years, at one-third per year and beginning on the first anniversary from commencement of banking operations. Each organizer is required to attend a minimum of 75% of the Board of Directors meetings for each year during the vesting period. The organizers, as a group, were granted 206,280 warrants, and, as of December 31, 2000, they were all outstanding. The Company also granted on October 28, 1999, 34,380 options to its CEO. Each option is convertible into one share of the Company's common stock when surrendered with $5.50. The options will vest equally over a period of five years and are exercisable no later than October 27, 2009. As of December 31, 2000, all of the above options were outstanding.

During the calendar year 2000, several employees received stock options aggregating 29,460, of which 2,000 had been forfeited. These options vest equally over three years and must be exercised within ten years from the date of grant. Each option, upon its surrender with $5.50 will be converted into one share of the Company's common stock. As of December 31, 2000, there were 27,460 stock options outstanding.

Payments to Directors. Two directors received, in the aggregate, $7,986 and $21,637 for products and services sold to the Company during the years ended December 31, 2000 and 1999, respectively.

Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 2000 and 1999, loans outstanding to directors, their related interests and executive officers aggregated $1,609,049 and $676,417, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar years 2000 and 1999 follows:

	Insider Loan Transactions
	2000	1999
Balance, beginning of year New loans Less: Principal reductions Balance, end of year	$676,417 950,926 -18,294 $1,609,049	$ - - 676,417 - - $676,417

Deposits by directors and their related interests, as of December 31, 2000 and 1999 approximated $1,805,622 and $368,567, respectively.

Note 14 - Concentrations of Credit

The Company originates primarily commercial, residential, and consumer loans to customers in Manatee County, Florida, and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Manatee County and the surrounding counties.

Fifty-three percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth under Note 6.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank's statutory capital, or approximately $1,000,000.

Note 15 - Regulatory Matters

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the FRB. The Bank was chartered by the State of Florida and is a member of the Federal Reserve System. As such, the Bank is regulated by the Florida's Comptroller Office and by the FRB.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank. The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2000, none of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval.

The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities. Pursuant to the FRB's reserve requirements, the Bank was not required to maintain certain cash reserve balances with the Federal Reserve System because of its small size.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank, as of December 31, 2000, meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the Bank was considered to be Well Capitalized. There are no conditions or events since December 31, 2000 that management believes have changed the Bank's Well Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

Total risk-based capital ratio Tier 1 risk-based capital ratio Tier 1 leverage ratio	Adequately Capitalized 8.0% 4.0% 4.0%	Well Capitalized 10.0% 6.0% 5.0%

The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2000: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,352 4,966	22.9% 26.0%	$1,516 1,526	> >	8% 8%	$1,895 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,115 4,728	21,7% 24.8%	$758 763	> >	4% 4%	$1,137 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$4,115 4,728	24.4% 28.0%	$674 676	> >	4% 4%	$843 N/A	>	5% N/A
Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 1999: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,885 5,490	93.7% 105.5%	$417 416	> >	8% 8%	$521 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,820 5,425	92.5% 104.2%	$208 208	> >	4% 4%	$313 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$4,820 5,425	85.6% 100.4%	$225 216	> >	4% 4%	$282 N/A	>	5% N/A

Note 16 - Dividends

The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the years ended December 31, 2000 and 1999, no dividends were paid to shareholders.

Note 17 - Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
As of December 31,
Assets:	2000	1999
Cash Investment in Bank Other assets Total Assets	$634,388 4,115,491 444 $4,750,323	$602,761 4,820,359 44,037 $5,467,157
Liabilities and Shareholders' Equity
Accounts payable Total Liabilities	$21,969 $21,969	$41,814 $41,814
Common stock Paid-in-capital Retained (-deficit) Total Shareholders' Equity Total liabilities and Shareholders' Equity	$ 11,461 5,992,278 -1,275,385 $4,728,354 $4,750,323	$ 11,461 5,992,278 -578,396 $5,425.343 $5,467,157

Parent Company Statements of Income
Years Ended December 31,
2000	1999

Interest income
Miscellaneous expense
Income/(-loss) before income tax, and equity in undistributed (-loss) of the Bank
Income tax expense
Income/(-loss) before equity in undistributed (-loss) of the Bank
Equity in undistributed loss of the Bank
Net loss

$ 33,572 -25,693 $ 7,879 - - $ 7,879 -704,868 -$696,989	$ 96,812 -103,037 -$ 7,225 - - -$ 7,225 -459,641 -$466,866

Parent Company Statements of Cash Flows
Years Ended December 31,
Cash flows from operating activities:	2000	1999

Net loss
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed undistributed loss of the Bank
Decrease in other assets
(Decrease) in payables
Net cash provided by operating activities

	-$696,989 704,868 43,593 -19,845 $ 31,627	-$466,866 459,641 -31,935 41,212 $ 2,052
Cash flows from investing activities: Investment in Bank Purchase of premises Net cash used by investing activities	$ - - - - $ - -	-$5,280,000 4,293 -$5,275,707
Cash flows from financing activities: Sale of common stock, net (-Decrease) in borrowings Net cash provided by financing activities	$ - - - - $ - -	$5,956,617 -109,000 $5,487,617
Net increase in cash and cash equivalents Cash and cash equivalents, beginning of year Cash and cash equivalents, end of year	$ 31,627 602,761 $634,388	$573,962 28,799 $602,761
Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

The Registrant did not change accountants in 19972000 and continues to use the independent accounting firm of Francis & Company, CPAs.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
A.	Directors and Executive Officers.

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

Name	Age	Position with Company and Bank and Principal Occupation
Thomas C. Bennett, Jr.	77

Mr. Bennett has served as a Class II director of the Company since October 2, 1998, and as a director of the Bank since October 25, 1999. He has been engaged in the real estate development business in Manatee County for the last twelve years and in the real estate brokerage business for the last three years. He served as a director in two community banks, one of which was sold to Barnett Bank in 1983 and the other to SouthTrust Bank, N.A., in 1995.

Charles S. Conoley	42

Mr. Conoley has served as a Class I director and as the President and Chief Executive Officer of the Company since October 2, 1998, and as a director and President and Chief Executive Officer of the Bank since October 25, 1999. From 1993-1998, he was a Vice President and commercial loan officer for American Bank in Bradenton, Florida, and prior that he was employed as a senior executive for affiliates of Barnett Bank in Miami and Bradenton, Florida. Mr. Conoley received his MBA in Finance and Accounting from Indiana University in Bloomington, Indiana and his undergraduate degree from Purdue University.

Michael Shannon Glasgow	32

Mr. Glasgow has served as a Class I director of the Company since October 2, 1998, and as a director of the Bank since October 25, 1999. He has been employed for the past six years with USA Steel Fence, Inc., a commercial and residential fence company that has operations in Bradenton, Lakeland, Gibsonton, Englewood and St. Petersburg, Florida, serving for the last four years as President and, prior to that, for two years as vice president. Mr. Glasgow is also the owner of USA Pawn, USA Land Company, and USA Used Cars, all of Bradenton, Florida. He also serves as Vice President for USA Group, Inc., USA Real Estate, and Approved Roofing, Inc., also of Bradenton, Florida.

Barclay Kirkland, D.D.S.	46

Dr. Kirkland has served as a Class I director of the Company since May 18, 2000, and as a director of the Bank since February 2001. He has been in private practice in Bradenton for more than five years. He is a member of the American Academy of Peridontology and the American Academy of Anti-Aging Medicine, and is active in Rotary International.

C. Donald Miller, Jr.	63

Mr. Miller has served as a Class II director of the Company since October 2, 1998, and as a director of the Bank since October 25, 1999. He has served as President of Miller Enterprises of Manatee, Inc., which is engaged in real estate investments and other businesses, for the last five years. He is a past President of the Manatee County Chamber of Commerce.

Stephen C. Mullen	47

Mr. Mullen has served as a Class II director of the Company since October 2, 1998, and as a director of the Bank since October 25, 1999. For the past five years, he has served as owner/operator of Park Inn International Hotel in Bradenton and, for the last two years, as owner/operator of the Ramada Inn at Sarasota/Bradenton Airport. He is also the president of Granjac Resorts, Inc., a hotel management company, and Mullen Development, Inc., a real estate company.

David K. Scherer	39

Mr. Scherer has served as a Class III director of the Company since October 2, 1998, and as a director of the Bank since October 25, 1999. For the past eleven years, he has served as principal and the President of TDS Construction, Inc., a construction company that specializes in the construction of retail stores throughout the United States. The company has been headquartered in Bradenton, Florida, for the past six years and was previously located in Elizabethtown, Kentucky.

Bruce R. Shackelford	45

Bruce R. Shackelford has served as a Class I director of the Company since October 2, 1998, and as a director of the Bank since October 25, 1999. He has, for the past six years, served as President of Four Star Tomato, Inc., R&S Sales and Management, Inc. and Western Tomato Growers & Shippers, Inc., all companies engaged in food production and distribution. He is also the general partner of Triple-S Farms, a farming operation.

Elizabeth Thomason, D.M.D.	57

Dr. Thomason has served as a Class III director of the Company since May 18, 2000, and as a director of the Bank since February 2001. Since 1996, she has served as Chief Executive Officer and the majority owner of Thomason Enterprises, Inc., a telecommunications company. From 1990 to 1996, she was engaged in the private practice of dentistry. She is a director of the Community AIDS Network of Sarasota County and is a member of the Church of the Palms Presbyterian, Sarasota, Florida.

Mary Ann P. Turner	40

Mary Ann P. Turner has served as a Class III director of the Company since October 2, 1998, and as a director of the Bank since October 25, 1999. For the past six years, she has served as the Vice President and CFO of Len-Tran, Inc., a commercial landscape contracting company with offices in Bradenton and Naples, Florida.

Clarence R. Urban	55

Clarence R. Urban has served as a Class III director and as Chairman of the Company's Board of Directors since October 2, 1998, and as a director and Chairman of the Bank's Board of Directors since October 25, 1999. For the past six years, he has served as the owner and President of Arcade Lithographing Corporation and, for the last year, as owner and President of Superior Color Plate, Inc. of Bradenton and Sarasota. Arcade is one of the largest commercial printers on the West Coast of Florida, and Superior is a leader in color separations for printers throughout the Southeast and Caribbean.

B.	Compliance with Section 16(a)

Because the Company had no class of equity securities registered pursuant to Section 12 of the Exchange Act during the period covered by this report, its securities were not subject to the reporting requirements of Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.
A. Named Executive Officer.

The following table sets forth the compensation paid to the sole named executive officer of the Company for the Company's completed fiscal year:

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Other Comp. (e)
Charles S. Conoley, President, Chief Executive Officer and Secretary of the Company	2000 1999 1998	$96,000 $79,154 $35,000	$ 9,600 $21,000 $0	$0 $0 $0
Long Term Compensation
Name and Principal Position (a)	Year (b)	Re- stricted Stock Awards (f)	Securi- ties andunderlying Options /SARs (g)	All LTIP Pay- outs (h)	Other Compen- sation (I)
Charles S. Conoley, President, Chief Executive Officer and Secretary of the Company	2000 1999 1998	$0 $0 $0	$34,380 $34,380 $ 0	$0 $0 $0	$0 $0 $0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

On February 8, 2001, the Company granted certain non-executive employees of the Company non-qualified stock options to purchase 19,560 shares of the Common Stock subject to a three-year vesting schedule, exercisable at $6.50 per share. All such options lapse or expire on December 31, 2010, unless sooner terminated in whole or in part.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name (a)	Shares Acquired on Exercise (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs at FY-End Exercisable /Unexercisable (d)	Value of Unexercised in-the-Money Options/SARs at FY-End Exercisable /Unexercisable (e)(1)
Charles S. Conoley	0	0	13,752/20,628	$13,752/$20,628

(1) Dollar values have been calculated by determining the difference between the estimated fair market value of the Common Stock at December 31, 19972000 (i.e., $6.50 per share) and the exercise price of such options (i.e., $5.50).
Item 11.	Security Ownership of Certain Beneficial Owners and Management.

On March 16, 2001, the Company had 702 shareholders of record.

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth share ownership information as of March 16, 2001, with respect to the Common Stock, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Common Stock*:

Name and Address of Beneficial Owner	Number of Shares	Percent of Class(1)
Tommy Duncan 417 Pullian Lane Royston, Georgia 30540	72,728	6.35%
Charles S. Conoley 410 68th Ct. N.W. Bradenton, Florida 34209	63,881(2)	5.46%
Michael Shannon Glasgow 1209-44th Avenue East Bradenton, Florida 34203	61,077(3)	5.27%
David K. Scherer 4239-63rd Street West Bradenton, Florida34209	61,289(4)	5.30%
Mary Ann P. Turner 1205-64th Street Court East Bradenton, Florida 34208	64,829(5)	5.61%
Cede & Co. (6) Box 20 Bowling Green Station New York, NY 10041	177,595	15.50%

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

(1) The percentages are based on 1,146,077 shares of Common Stock outstanding, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of March 16, 2001, by exercise of options and/or warrants.

(2) Includes 1,500 shares held as custodian for Max Conoley and 1,500 shares held as custodian for Alexandra Conoley, as to which Mr. Conoley disclaims beneficial ownership. Also includes 500 shares owned jointly with Mr. Conoley's wife. Also includes the right to acquire 13,752 shares pursuant to currently exercisable options and the right to acquire 10,263 shares pursuant to currently exercisable warrants.

(3) Includes 800 shares held as custodian for Savannah Glasgow as to which Mr. Glasgow disclaims beneficial ownership. Also includes 2,000 shares held jointly with mother Anita Glasgow and 10, 910 shares held by Glasgow Horizon Limited Partnership, an affiliate. Also includes the right to acquire 12,827 shares pursuant to currently exercisable warrants.

(4) Includes 50,000 shares held jointly with his wife. Also includes the right to acquire 11,289 shares pursuant to currently exercisable warrants.

  Also includes the right to acquire 10,263 shares pursuant to currently exercisable warrants.
  Cede & Co. holds the shares as nominee.

SHARE OWNERSHIP OF MANAGEMENT

The following table sets forth share ownership information as of March 16, 2001 of the Common Stock with respect to (i) each director and named executive officer of the Registrant who beneficially owns Common Stock; and (ii) all directors and named executive officers of the Registrant as a group*:

Name and Address of Beneficial Owner	Number of Shares	Percentof Class(1)
Thomas C. Bennett, Jr. 6144-9th Avenue Circle, N.E. Bradenton, Florida 34202	2,514(2)	.22%
Charles S. Conoley 410 68th Court N.W. Bradenton, Florida 34209	63,881(3)	5.46%
Michael Shannon Glasgow 1209-44th Avenue East Bradenton, Florida 34203	61,077(4)	5.27%
Barclay Kirkland, D.D.S. 2109-59th Street West Bradenton, Florida 34209	21,500(5)	1.88%
C. Donald Miller, Jr. 216 21st Street W. Bradenton, Florida 34205	4,514(6)	0.39%
Stephen C. Mullen 8440 North Tamiami Trail Sarasota, Florida 34243	29,138(7)	2.53%
David K. Scherer 4239-63rd Street West Bradenton, Florida34209	61,289(8)	5.30%
Bruce E. Shackelford P. O. Box 91 Ellington, Florida 34222	29,138(9)	2.53%
Elizabeth Thomason, D.M.D. 6204 98th-Street East Bradenton, Florida 34202	18,182(10)	1.59%
Mary Ann P. Turner 1205-64th Street Court East Bradenton, Florida 34208	64,829(11)	5.61%
Clarence R. Urban 2108 Whitfield Park Loop Sarasota, Florida 34243	56,628(12)	4.90%
All directors, nominees and named executive officers as a group (11)(13)	412,690	33.59%

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

  The percentages are based on 1,146,077 shares of Common Stock outstanding, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 16, 2000, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.
  Also includes 514 shares pursuant to currently exercisable warrants.
  Includes 1,500 shares held as custodian for Max Conoley and 1,500 shares held as custodian for Alexandra Conoley, as to which Mr. Conoley disclaims beneficial ownership. Also includes 500 shares owned jointly with Mr. Conoley's wife. Also includes the right to acquire 13,752 shares pursuant to currently exercisable options and the right to acquire 10,263 shares pursuant to currently exercisable warrants.
  Includes 800 shares held as custodian for Savannah Glasgow as to which Mr. Glasgow disclaims beneficial ownership. Also includes 2,000 shares held jointly with mother Anita Glasgow, 10, 910 shares held by Glasgow Horizon Limited Partnership, an affiliate. Also includes the right to acquire 12,827 shares pursuant to currently exercisable warrants.
  Includes 21,000 shares held jointly with his wife. Also includes 250 shares held as custodian for Cari Beth Kirkland, and 250 shares held as custodian for Chloe Fay Kirkland, as to all of which Dr. Kirkland disclaims beneficial ownership.
  Includes 2,000 shares held by his wife, as to which Mr. Miller disclaims beneficial ownership. Also includes the right to acquire 514 shares pursuant to currently exercisable warrants.
  Held jointly with his wife. Also includes the right to acquire 6413 shares pursuant to currently exercisable warrants.
  Includes 50,000 shares held jointly with his wife. Also includes the right to acquire 11,289 shares pursuant to currently exercisable warrants.
  Held by Triple S Forms Profit Sharing for the benefit of Mr. Shackelford. Also includes the right to acquire 6,413 shares pursuant to currently exercisable warrants.
  Held jointly with her husband.
  Also includes the right to acquire 10,263 shares pursuant to currently exercisable warrants.
  Also includes the right to acquire 10,263 shares pursuant to currently exercisable warrants.
  Ten-year warrants to purchase Common Stock at the original offering price of $5.50 per share were issued to each director of the Company and the Bank (except Mr. Kirkland and Ms. Thomason) on the basis, subject to a certain limitation, of one warrant to purchase .8467 shares of Common Stock for each share that such director purchased in the 1999 public offering. The right to exercise the warrants vests for one-third (1/3) of the shares covered by each warrant on each anniversary of the date the Bank opened for business, so long as the holder has served continuously as a director of the Company and the Bank from the Bank's opening until the particular anniversary and has attended a minimum of seventy-five percent (75%) of the meetings during such period. A total of 206,280 warrants were issued on October 25, 1999 (the date the Bank opened for business), 68,760 of which vested on October 25, 2000.
Item 12.	Certain Relationships and Related Transactions.

During 2000 the Bank loaned funds to certain of the Company's executive officers and directors in the ordinary course of business, on substantially the same terms as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectibility or present other unfavorable features.

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

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON BANCORPORATION, INC.

(Registrant)

BY: /S/ Charles S. Conoley

Charles S. Conoley, President, Principal
Executive Officer, Principal Financial Officer

Date: March 27, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Thomas C. Bennett, Jr. Thomas C. Bennett, Jr.	Director	March 27, 2001
/S/ Charles S. Conoley Charles S. Conoley	Director	March 27, 2001
/S/ Michael Shannon Glasgow Michael Shannon Glasgow	Director	March 27, 2001
/S/ Barclay Kirkland, D.D.S. Barclay Kirkland, D.D.S.	Director	March 27, 2001
/S/ C. Donald Miller, Jr. C. Donald Miller, Jr.	Director	March 27, 2001
/S/ Stephen C. Mullen Stephen C. Mullen	Director	March 27, 2001
/S/ David K. Scherer David K. Scherer	Director	March 27, 2001
/S/ Bruce E. Shackelford Bruce E. Shackelford	Director	March 27, 2001
/S/ Elizabeth Thomason, D.M.D. Elizabeth Thomason, D.M.D.	Director	March 27, 2001
/S/ Mary Ann P. Turner Mary Ann P. Turner	Director	March 27, 2001
/S/ Clarence R. Urban Clarence R. Urban	Director	March 27, 2001

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

Horizon Bank
900 53rd Avenue East
Bradenton, Florida 34203