Form 10QSB
period 2001-03-31
HORIZON BANCORPORATION INC
filed 2001-05-14
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
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

Yes No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common stock, par value $.01 per share, 1,146,077 shares issued and outstanding as of May 11, 2001.

Transitional Small Business Disclosure Format (Check one): Yes ___ No X

<End page 1>

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets (Unaudited)
ASSETS
	March 31, 2001	December 31, 2000
Cash and due from banks Federal funds sold Total cash and cash equivalents	$1,384,991 1,238,000 2,622,991	$1.303,946 2,149,000 3,452,946
Securities available for sale, at fair value	2,696,026	190,500
Securities held to maturity, fair market values of $4,836,732 and $6,338,152 at March 31, 2001 and December 31, 2000, respectively	4,795,778	6,334,341
Loans, net Property and equipment, net Other assets Total Assets	20,372,905 1,756,128 241,209 $32,485,037	15,770,445 1,702,647 207,344 $27,658,223
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Other liabilities Total Liabilities	$ 2,975,328 24,816,342 27,791,670 102,392 $27,894,062	$ 2,434,838 20,400,680 22,835,518 94,351 $22,929,869
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,146,077 shares issued and outstanding	$11,461	$11,461
Paid-in-capital	5,992,278	5,992,278
Retained (deficit)	(1,414,161)	(1,275,385)
Accumulated other comprehensive income	1,397	- -
Total Stockholders' Equity	4,590,975	4,728,354
Total Liabilities and Stockholders' Equity	$32,485,037	$27,658,223

Refer to notes to the consolidated financial statements.

<End page 2>

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Income (Unaudited)
	For the three months ended March 31,
	2001	2000
Interest and fees on loans and investments	$592,881	$167,420
Interest expense	348,300	36,618
Net interest income	$244,581	$130,802
Provision for loan losses	10,000	75,000
Net interest income after provision for loan losses	$234,581	$55,802
Other income:
Service fees on deposit accounts	$22,574	$1,861
Other income	3,507	174
Total other income	$26,081	$2,035

Operating expenses:
Salaries
Employee benefits
Depreciation and amortization
Data processing
Legal and professional
Regulatory assessments
Insurance expense
Rent expense
Advertising & promotional
Miscellaneous other expenses

	$166,297 44,664 40,456 26,523 11,040 4,705 7,352 - - 22,572 75,829 $399,438	$111,674 24,285 33,298 14,730 25,917 3,067 3,123 3,975 18,414 44,862 $283,345
Total operating expenses
Net income (loss) before taxes	$(138,776)	$(225,508)
Income taxes	- -	- -
Net (loss)	$(138,776)	$(225,508)
Basic (loss) per share	$(.12)	$(.20)
Diluted (loss) per share	$(.12)	$(.20)

Refer to notes to the consolidated financial statements.

<End page 3>

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Cash Flows (Unaudited)
	For the three months ended March 31,
	2001	2000
Cash flows used by operating activities	$163,566	$(103,762)
Cash flows from investing activities:
Increase n loans, net	(4,622,460)	(3,492,028)
Securities available for sale: Purchases	(2,632,985)	- -
Maturities and pay downs	1,399,678	- -
Purchases	- -	(500,000)
Purchase of fixed assets	(93,909)	(96,594)
Net cash used in investing activities	$(5,949,676)	$ (4,088,622)
Cash flows from financing activities:
Increase in deposits	$4,956,155	$5,650,070
Net cash provided from financing activities	$4,956,155	$5,650,070
Net (decrease) in cash and cash equivalents	$ (829,955)	$1,457,686
Cash and cash equivalents, beginning of period	3,452,946	1,462,744
Cash and cash equivalents, end of period	$2,622,991	$2,920,430

Refer to notes to the consolidated financial statements.

 <End page 4>

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended March 31, 2000 and 2001
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 1999	1,146,077	$11,461	$5,992,278	$(578,396)	$ - -	$5,425,343
Comprehensive Income: Net income (loss), three-month period ended March 31, 2000	- -	- -	- -	(225,508)	- -	(225,508)
Net unrealized (losses on securities, three-month period ended March 31, 2000 Total comprehensive income	- - - -	- - - -	- - - -	- - (225,508)	- - - -	- - (225,508)
Balance, March 31, 2000	1,146,077	$11,461	$5,992,278	$(803,904)	$ - -	$5,199,835

Balance, December 31, 2000	1,146,077	$11,461	$5,992,278	$(1,275,385)	$ - -	$4,728,354
Comprehensive Income: Net income (loss), three-month period ended March 31, 2001	- -	- -	- -	(138,776)	- -	(138,776)
Net unrealized gains on securities, three-month period ended March 31, 2001 Total comprehensive income	- - - -	- - - -	- - - -	- - (138,776)	1,397 1,397	1,397 (137,379)
Balance, March 31, 2001	1,146,077	$11,461	$5,992,278	$(1,414,161)	$1,397	$4,570,975

Refer to notes to the consolidated financial statements.

 <End page 5>

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2001

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.

Note 2 - Summary of Organization

Manasota Group, Inc. ("Manasota") was incorporated on May 27, 1998, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"). Accordingly, all financial transaction undertaken by Manasota are reflected in the Company's financial statements as of March 31, 2001, and all other prior periods. In a public offering of its shares conducted during 1999, the Company raised approximately $6.0 million, net of selling expenses, by selling 1,146,077 shares of its common stock. The Company invested $5.3 million in its sole subsidiary, Horizon Bank, Bradenton, Florida (the "Bank") and kept the remaining funds for working capital and future corporate purposes. Banking operation commenced on October 25, 1999 when the Bank opened for business.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2001 and December 31, 2000, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or

<End page 6>

relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2001 and December 31, 2000, there were no shares of the Company's preferred stock issued or outstanding. The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential defensive "anti takeover" effect. These certain provisions are more fully described on Form 10-KSB for the year ended December 31, 2000.

Note 3 - Recent Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of September 30, 2000. The adoption of Statement No. 133 did not have a material impact on the financial position or results of operations of the Company.

In September, 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new Statement replaces Statement No. 125, issued in June, 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125's provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 will not have a significant impact on the financial position or results of operations of the Company.

 <End page 7>

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total assets increased by $4.8 million to $32.5 million during the three-month period ended March 31, 2001. More specifically, cash and cash equivalents decreased by $.8 million to $2.6 million, securities increased by $1.0 million to $7.5 million, and loans increased by $4.6 million to $20.4 million. To fund the $4.8 million increase in assets, customer deposits were increased by $5.0 million to $27.8 million while the capital accounts decreased by $.2 million to $4.6 million .

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2001, financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.6 million, representing 8.1% of total assets. Investment securities, which amounted to $7.5 million or 23.0% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

	Bank's March 31, 2001	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	12.9% 18.2%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 12.9% and risk weighted ratio of 18.2% are well above the required minimum.

Results of Operations

Net loss for the three-month period ended March 31, 2001 amounted to $(138,776), or $(.12) per diluted share. For the three-month period ended March 31, 2000, net loss amounted to $(225,508), or $(.20) per diluted share. Below is a brief discussion concerning the Company's operational results for the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000.

<End page 8>

a. Interest income, which represents interest received on interest earning assets, increased from $167,420 for the three-month period ended March 31, 2000, to $592,881 for the three-month period ended March 31, 2001, an increase of $425,461. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $36,618 for the three-month period ended March 31, 2000 to $348,300 for the three-month period ended March 31, 2001, an increase of $311,682.

Net interest yield, defined as net interest income divided by average interest earning assets, decreased from 6.81% during the three-month period ended March 31, 2000, to 3.54% during the three-month period ended March 31, 2001. This significant decrease is due to the fact that the Company's capital accounts, which represent an interest-free source of funding, amounted to a much smaller percentage of average assets during the three-month period ended March 31, 2001 when compared to the three-month period ended March 31, 2000. Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2001.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 2,979	$ 41	5.50%
Securities	6,997	130	7.43%
Loans	17,711	422	9.53%
Total	$27,687	$593	8.57%
Transactional accounts	$ 5,203	$ 41	3.15%
Savings	480	4	3.33%
CD's	18,279	303	6.63%
Total	$23,962	$348	5.81%
Net interest income		$245
Net yield on earning assets			3.54%

b. For the three-month period ended March 31, 2001, non-interest income amounted to $26,081, or .32% of average assets. By comparison, non interest income for three-month period ended March 31, 2000 amounted to $2,035, or .08% of average assets. The majority of the increase was caused by the increase in transactional account volume.

c. For the three-month period ended March 31, 2001, non-interest expense amounted to $399,438, or 5.17% of average assets. By comparison, for the three-month period ended March 31, 2000, non interest expense amounted to $293,345, or 13.12% of average assets. On a percentage basis, the decrease from 13.12% for the three-month period ended March 31, 2000, to 5.17% for the three-month period ended March 31, 2001, is significant. This decrease is primarily due to the improvement of operational efficiencies.

<End page 9>

During the three-month period ended March 31, 2001, the allowance for loan losses increased to $360,000. The allowance for loan losses as a percentage of gross loans decreased from 2.17% at December 31, 2000, to 1.74% at March 31, 2001. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if it was to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

 <End page 10>

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 2. Changes in Securities.

(a) None.

(b) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On April 16, 2001, the Bank entered into a Branch Deposit Assumption Agreement (the "Agreement") with BankAtlantic ("Seller"), a Federal savings bank with its main office in Fort Lauderdale, Florida. Pursuant to the terms of the Agreement, the Bank assumed all of Seller's deposits held in two of its Bradenton, Florida, branches and purchased certain loans secured by such deposits. The Company estimates the aggregate purchase price to be approximately $160,000. The effective date of the assumption and purchase is August 10, 2001.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

None

B. Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

<End page 11>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2000	HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer

<End page 12>