Form 10QSB
period 2001-06-30
HORIZON BANCORPORATION INC
filed 2001-08-06
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission File No. 333-71773

HORIZON BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State of Incorporation)	65-0840565 (I.R.S. Employer Identification No.)

900 53rd Avenue East, Bradenton, Florida 34203
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

Common stock, par value $.01 per share, 1,146,077 shares issued and outstanding as of August 6, 2001.

Transitional Small Business Disclosure Format (Check one): Yes ___ No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets (Unaudited)
ASSETS	June 30, 2001	December 31, 2000
Cash and due from banks Federal funds sold Total cash and cash equivalents	$2,181,533 900,000 3,081,533	$1,303,946 2,149,000 3,452,946
Securities available for sale, at fair value	3,289,598	190,500
Securities held to maturity, fair market values of $3,841,830 and $6,338,152 at June 30, 2001 and December 31, 2000, respectively	3,796,360	6,334,341
Loans, net Property and equipment, net Other assets Total Assets	26,657,535 1,797,315 254,764 $38,877,105	15,770,445 1,702,647 207,344 $27,658,223
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Note payable Other liabilities Total Liabilities	$ 3,745,139 30,257,930 34,003,069 385,315 132,926 $34,521,310	$ 2,434,838 20,400,680 22,835,518 - - 94,351 $22,929,869
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,146,077 shares issued and outstanding	$11,461	$11,461
Paid-in-capital	5,992,278	5,992,278
Retained (deficit)	(1,646,037)	(1,275,385)
Accumulated other comprehensive income	1,907	- -
Total Stockholders' Equity	4,355,795	4,728,354
Total Liabilities and Stockholders' Equity	$38,877,105	$27,658,223

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Operations (Unaudited)
	For the three months ended June 30,
	2001	2000
Interest and fees on loans and investments	$708,344	$287,283
Interest expense	383,068	113,817
Net interest income	$325,276	$173,466
Provision for loan losses	112,297	75,000
Net interest income after provision for loan losses	$212,979	$98,466
Other income:
Service fees on deposit accounts	$17,975	$6,181
Other income	1,988	952
Total other income	$19,963	$7,133

Operating expenses:
Salaries
Employee benefits
Depreciation and amortization
Data processing
Legal and professional
Regulatory assessments
Insurance expense
Rent expense
Advertising & promotional
Miscellaneous other expenses

	$200,595 46,638 41,046 34,435 31,623 2,397 4,957 9,540 21,067 72,520 $464,818	$123,248 31,974 15,063 13,153 20,688 1,050 547 3,975 18,592 63,671 $291,961
Total operating expenses
Net income (loss) before taxes	$(231,876)	$(186,362)
Income taxes	- -	- -
Net (loss)	$(231,876)	$(186,362)
Basic (loss) per share	$(.20)	$(.16)
Diluted (loss) per share	$(.20)	$(.16)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Operations (Unaudited)
	For the six months ended June 30,
	2001	2000
Interest and fees on loans and investments	$1,301,225	$454,703
Interest expense	731,368	150,435
Net interest income	$569,857	$304,268
Provision for loan losses	122,297	150,000
Net interest income after provision for loan losses	$447,560	$154,268
Other income:
Service fees on deposit accounts	$40,549	$8,042
Other income	5,495	1,126
Total other income	$46,044	$9,168

Operating expenses:
Salaries
Employee benefits
Depreciation and amortization
Data processing
Legal and professional
Regulatory assessments
Insurance expense
Rent expense
Advertising & promotional
Miscellaneous other expenses

	$366,892 91,302 81,502 60,958 42,663 7,102 9,662 9,540 43,639 150,996 $ 864,256	$234,922 56,259 58,708 27,883 46,605 4,117 3,670 7,950 37,006 98,185 $ 575,305
Total operating expenses
Net income (loss) before taxes	$(370,652)	$(411,869)
Income taxes	- -	- -
Net (loss)	$(370,652)	$(411,869)
Basic (loss) per share	$(.32)	$(.36)
Diluted (loss) per share	$(.32)	$(.36)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Cash Flows (Unaudited)
	For the six months ended June 30,
	2001	2000
Net cash used by operating activities	$(168,936)	$(206,236)
Cash flows from investing activities:
Securities available for sale: Purchases	$(4,294,103)	$ (12,600)
Maturities and pay downs	1,184,790	- -
Securities held-to-maturity:
Purchases	- -	(1,773,059)
Maturities and pay downs	2,539,472	- -
Purchase of fixed assets	(176,115)	(580,709)
Increase n loans, net	(11,009,387)	(6,601,602)
Net cash used in investing activities	$(11,755,343)	$ (8,967,970)
Cash flows from financing activities:
Increase in borrowings Increase in deposits	$ 385,315 11,167,551	$ - - 9,652,333
Net cash provided from financing activities	$11,552,866	$9,652,333
Net (decrease) in cash	$ (371,413)	$ 478,127
Cash at beginning of period	3,452,946	1,462,744
Cash at end of period	$3,081,533	$1,940,871

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2000 and 2001
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 1999	1,146,077	$11,461	$5,992,278	$(578,396)	$ - -	$5,425,343
Comprehensive Income: Net income (loss), three-month period ended June 30, 2000	- -	- -	- -	(411,869)	- -	(411,869)
Total comprehensive income	- -	- -	- -	(411,869)	- -	(411,869)
Balance, June 30, 2000	1,146,077	$11,461	$5,992,278	$ (990,265)	$ - -	$ 5,013,474

Balance, December 31, 2000	1,146,077	$11,461	$5,992,278	$(1,275,385)	$ - -	$4,728,354
Comprehensive Income: Net income (loss), six-month period ended June 30, 2001	- -	- -	- -	(370,652)	- -	(370,652)
Net unrealized gains on securities, six-month period ended June 30, 2001 Total comprehensive income	- - - -	- - - -	- - - -	- - (370,652)	(1,907) (1,907)	(12,907) (372,559)
Balance, June 30, 2001	1,146,077	$11,461	$5,992,278	$(1,646,037)	$(1,907)	$4,335,795

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2001

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

Note 2 - Summary of Organization

Manasota Group, Inc. ("Manasota") was incorporated on May 27, 1998, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"). Accordingly, all financial transaction undertaken by Manasota are reflected in the Company's financial statements as of March 31, 2001, and all other prior periods. In a public offering of its shares conducted during 1999, the Company raised approximately $6.0 million, net of selling expenses, by selling 1,146,077 shares of its common stock. The Company invested $5.3 million in its sole subsidiary, Horizon Bank, Bradenton, Florida (the "Bank") and kept the remaining funds for working capital and future corporate purposes. Banking operation commenced on October 25, 1999 when the Bank opened for business. During the second calendar quarter of 2001, the Company injected an additional $1.0 million into the Bank's capital accounts. Most of the $1.0 million capital injection was provided from cash on hand while the remaining was borrowed.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2001 and December 31, 2000, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2001 and December 31, 2000, there were no shares of the Company's preferred stock issued or outstanding. The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential defensive "anti takeover" effect. These certain provisions are more fully described on Form 10-KSB for the year ended December 31, 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total assets increased by $11.2 million to $38.9 million during the six-month period ended June 30, 2001. More specifically, cash and cash equivalents decreased by $.4 million to $3.1 million, securities increased by $.6 million to $7.1 million, and loans increased by $11.0 million to $26.7 million. To fund the $11.2 million increase in assets, customer deposits were increased by $11.2 million to $34.0 million, borrowings increased by $.4 million to $.4 million, and the capital accounts decreased by $.4 million to $4.4 million.

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

	Bank's June 30, 2001	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	14.3% 17.3%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 14.3% and risk weighted ratio of 17.3% are well above the required minimum.

On June 25, 2001, the Bank opened its second location, a branch located in Bradenton, Florida. In anticipation of the growth in deposits, the Company injected $1.0 million into the Bank's capital accounts. The Company utilized approximately $400,000 from a $500,000 line of credit plus approximately $600,000 of its own funds to fund the capital injection.

Results of Operations

For the three-month periods ended June 30, 2001 and 2000, net losses amounted to $231,876 and $186,362, respectively. On a per share basis, during the three-month periods ended June 30, 2001 and 2000, diluted losses amounted to $.20 and $.16, respectively. The reasons for the increased loss during the three-month period ended June 30, 2001, when compared to the three-month period ended June 30, 2000, are as follows:

a. Because the Bank is asset sensitive (as opposed to liability sensitive), the general environment of declining interest rates has a negative impact, at least on a temporary basis, on net interest yield. When the prime rate of interest changes, loans that are tied to the prime rate of interest are repriced more quickly and more often than deposits, which are rarely tied to the prime rate of interest.

b. Net overhead expense, defined as non-interest expense less non-interest income, increased from $284,828 during the three-month period ended June 30, 2000, to $444,855 during the three-month period ended June 30, 2001, an increase of $160,027 or 56.2%. A substantial portion of the above increase is due to expenses incurred in anticipation of the opening of the second branch. In fact, the Bank had to hire the branch's personnel at least two-to-three months prior to opening in order to train them an familiarize them with the Bank's systems, policies and procedures.

c. Provision for loan losses, an expense not included in net overhead expense discussed above, increased from $75,000 during the three-month period ended June 30, 2000, to $112,297 during the three-month period ended June 30, 2001, an increase of $37,297 or 49.7%.

For the six-month periods ended June 30, 2001 and 2000, net losses amounted to $370,652 and $411,869, respectively. On a per share basis, during the six-month periods ended June 30, 2001, and 2000, diluted losses amounted to $.32 and $.36, respectively. Below is a brief discussion concerning the Company's operational results for the six-month period ended June 30, 2001, as compared to the six month period ended June 30, 2000:

a. Interest income, which represents interest received on interest earning assets, increased from $454,703 for the six-month period ended June 30, 2000, to $1,301,225 for the six-month period ended June 30, 2001, an increase of $846,522. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $150,435 for the six-month period ended June 30, 2000, to $731,368 for the six-month period ended June 30, 2001, an increase of $580,933.

Net interest yield, defined as net interest income divided by average interest earning assets, decreased from 5.89% during the six-month period ended June 30, 2000, to 3.79% during the six-month period ended June 30, 2001. This significant decrease is due to the fact that the Company's capital accounts, which represent an interest-free source of funding, amounted to a much smaller percentage of average assets during the six-month period ended June 30, 2001, when compared to the six-month period ended June 30, 2000. In addition, the declining interest rate environment, coupled with the fact that the Bank is asset sensitive, resulted in a decrease in the net yield on earning assets. On a positive note, the net yield on earning assets increased from 3.54% for the three-month period ended March 31, 2001, to 3.79% for the six-month period ended June 30, 2001. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2001.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 1,879	$ 53	5.64%
Securities	7,293	247	6.77%
Loans	20,911	1,001	9.57%
Total	$30,083	$1,301	8.65%
Transactional accounts	$ 5,211	$ 91	3.49%
Savings	556	9	3.24%
CD's	19,527	628	6.42%
Borrowings	95	3	6.31%
Total	$25,434	$731	5.75%
Net interest income		$570
Net yield on earning assets			3.79%

b. For the six-month period ended June 30, 2001, non-interest income amounted to $46,044, or .28% of average assets. By comparison, non interest income for six-month period ended June 30, 2000, amounted to $9,168, or .16% of average assets. The majority of the increase was caused by the increase in transactional account volume.

c. For the six-month period ended June 30, 2001, non-interest expense amounted to $864,256, or 5.19% of average assets. By comparison, for the six-month period ended June 30, 2000, non interest expense amounted to $575,305, or 9.73% of average assets. This decrease is primarily due to the improvement of operational efficiencies.

During the six-month period ended June 30, 2001, the allowance for loan losses increased to $383,110. The allowance for loan losses as a percentage of gross loans decreased from 2.17% at December 31, 2000, to 1.42% at June 30, 2001. The decline is due to loan charge-offs and to the increase in the outstanding balance of the loan portfolio. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

None

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

None

B. Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2000	HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)