Form 10QSB
period 2001-09-30
HORIZON BANCORPORATION INC
filed 2001-11-14
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
Commission File No. 333-71773

HORIZON BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State of Incorporation)	65-0840565 (I.R.S. Employer Identification No.)

900 53rd Avenue East, Bradenton, Florida 34203
(Address of Principal Executive Offices)

(941) 753-2265
(Issuer's Telephone Number, Including Area Code)

3005 26th Street West, Bradenton, Florida 34205
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

Common stock, par value $.01 per share, 1,146,077 shares issued and outstanding as of October 31, 2001.

<Page 1>

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets (Unaudited)
ASSETS	September 30, 2001	December 31, 2000
Cash and due from banks Federal funds sold Total cash and cash equivalents	$3,005,985 1,946,000 4,951,985	$1,303,946 2,149,000 3,452,946
Securities available for sale, at fair value	6,866,574	190,500
Securities held to maturity, fair market values of $3,618,107 and $6,338,152 at September 30, 2001 and December 31, 2000, respectively	3,532,724	6,334,341
Loans, net Property and equipment, net Other assets Total Assets	30,544,510 1,900,692 515,874 $48,312,359	15,770,445 1,702,647 207,344 $27,658,223
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Note payable Other liabilities Total Liabilities	$ 4,167,919 39,348,958 43,516,877 390,734 180,131 $44,087,742	$ 2,434,838 20,400,680 22,835,518 - - 94,351 $22,929,869
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,146,077 shares issued and outstanding	$11,461	$11,461
Paid-in-capital	5,992,278	5,992,278
Retained (deficit)	(1,788,984)	(1,275,385)
Accumulated other comprehensive income	9,862	- -
Total Stockholders' Equity	4,224,617	4,728,354
Total Liabilities and Stockholders' Equity	$48,312,359	$27,658,223

Refer to notes to the consolidated financial statements.

<Page 2>

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Operations (Unaudited)
	For the three months ended September 30,
	2001	2000
Interest and fees on loans and investments	$752,242	$369,691
Interest expense	444,406	170,733
Net interest income	$307,836	$198,958
Provision for loan losses	33,657	75,000
Net interest income after provision for loan losses	$274,179	$123,958
Other income:
Service fees on deposit accounts	$29,202	$12,933
Other income	3,585	1,196
Total other income	$32,787	$14,129

Operating expenses:
Salaries and wages
Employee benefits
Depreciation and amortization
Legal and professional
Insurance expense
Supplies and printing
Utilities and telephone
Postage and courier
Data processing
Advertising & promotional
Miscellaneous other expenses

	$175,084 44,747 41,052 27,434 13,382 22,129 13,131 9,871 35,759 20,763 46,561	$127,907 26,085 30,588 5,774 12,295 15,402 9,086 7,158 16,258 12,544 23,217
Total operating expenses	$449,913	$286,314
Net (loss) before taxes	$(142,947)	$(148,227)
Income taxes	- -	- -
Net (loss)	$(142,947)	$(148,227)
Basic (loss) per share	$(.12)	$(.13)
Diluted (loss) per share	$(.12)	$(.13)

Refer to notes to the consolidated financial statements.

<Page 3>

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Operations (Unaudited)
	For the nine months ended September 30,
	2001	2000
Interest and fees on loans and investments	$2,053,467	$824,394
Interest expense	1,175,774	321,168
Net interest income	$ 877,693	$503,226
Provision for loan losses	155,954	225,000
Net interest income after provision for loan losses	$721,739	$278,226
Other income:
Service fees on deposit accounts	$69,751	$20,975
Other income	9,080	2,322
Total other income	$78,831	$23,297

Operating expenses:
Salaries and wages
Employee benefits
Depreciation and amortization
Legal and professional
Insurance expense
Supplies and printing
Utilities and telephone
Postage and courier
Data processing
Advertising & promotional
Miscellaneous other expenses

	$541,976 136,049 122,554 70,097 23,044 56,170 31,528 27,381 96,717 64,402 144,251 $1,314,169	$362,829 82,344 89,351 52,379 15,965 38,136 22,677 20,329 44,141 49,550 83,918 $861,619
Total operating expenses
Net (loss) before taxes	$(513,599)	$(560,096)
Income taxes	- -	- -
Net (loss)	$(513,599)	$(560,096)
Basic (loss) per share	$(.45)	$(.49)
Diluted (loss) per share	$(.45)	$(.49)

Refer to notes to the consolidated financial statements.

<Page 4>

HORIZON BANCORPORATION, INC.
Bradenton, Florida
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2001	2000
Cash flows used by operating activities	$(405,897)	$(282,532)
Cash flows from investing activities:
Available for sale securities: Purchases Maturities and pay downs	$(8,051,298) 1,349,005	$ (12,600) - -
Securities held-to-maturity: Purchases Maturities and pay-downs (Increase) in loans, net Purchase of fixed assets	- - 2,785,671 (14,930,019) (320,516)	(2,782,288) - - (9,477,851) (982,703)
Net cash used by investing activities	($19,167,157)	$(13,255,442)
Cash flows from financing activities:
Increase in deposits Increase in borrowings	$20,681,359 390,734	$13,556,350 ____- -
Net cash provided by financing activities	$21,072,093	$13,556,350
Net increase in cash	$1,499,039	$ 18,376
Cash at beginning of period	3,452,946	1,462,744
Cash at end of period	$4,951,985	$1,481,120

Refer to notes to the consolidated financial statements.

<Page 5>

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 2000 and 2001
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 1999	1,146,077	$11,461	$5,992,278	$(578,396)	$ - -	$5,425,343
Comprehensive Income: Net income (loss), nine-month period ended September 30, 2000	- -	- -	- -	(560,096)	- -	(560,096)
Total comprehensive income	- -	- -	- -	(560,096)	- -	(560,096)
Balance, September 30, 2000	1,146,077	$11,461	$5,992,278	$(1,138,492)	$ - -	$4,865,247

Balance, December 31, 2000	1,146,077	$11,461	$5,992,278	$(1,275,385)	$ - -	$4,728,354
Comprehensive Income: Net income (loss), nine-month period ended September 30, 2001	- -	- -	- -	(513,599)	- -	(513,599)
Net unrealized gains on securities, nine-month period ended September 30, 2001 Total comprehensive income	- - - -	- - - -	- - - -	- - (513,599)	9,862 9,862	9,862 (503,737)
Balance, September 30, 2001	1,146,077	$11,461	$5,992,278	$(1,788,984)	$ 9,862	$4,224,617

Refer to notes to the consolidated financial statements.

<Page 6>

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2001

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2000.

Note 2 - Summary of Organization

Manasota Group, Inc. ("Manasota") was incorporated on May 27, 1998, for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Horizon Bank (the "Bank") to be located in Bradenton, Florida. Manasota was later renamed Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"). Accordingly, all financial transactions undertaken by Manasota are reflected in the Company's financial statements as of March 31, 2001, and all other prior periods. In a public offering of its shares conducted during 1999, the Company raised approximately $6.0 million, net of selling expenses, by selling 1,146,077 shares of its common stock. The Company invested $5.3 million in its sole subsidiary, the Bank, and kept the remaining funds for working capital and future corporate purposes. Banking operation commenced on October 25, 1999, when the Bank opened for business. During the second calendar quarter of 2001, the Company injected an additional $1.0 million into the Bank's capital accounts. Most of the $1.0 million capital injection was provided from cash on hand while the remaining was borrowed.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2001 and December 31, 2000, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2001 and December 31, 2000, there were no shares of the Company's preferred stock issued or outstanding. The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential defensive "anti takeover" effect. These certain provisions are more fully described on Form 10-KSB for the year ended December 31, 2000.

<Page 7>

Note 3 - Recent Accounting Pronouncements

Statement of Financial Accounting Standards No, 141, "Business Combinations" ("FASB 141"), addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142"), addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operation of the Company.

Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143"), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations under leases. FASB 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." FASB 143 is effective for fiscal years beginning after December 15, 2002. The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a Business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operations of the Company.

<Page 8>

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total assets increased by $20.6 million to $48.3 million during the nine-month period ended September 30, 2001. More specifically, cash and cash equivalents increased by $1.5 million to $5.0 million, securities increased by $3.9 million to $10.4 million, and loans increased by $14.7 million to $30.5 million, fixed assets increased by $.2 million to $1.9 million, and other assets increased by $.3 million to $.5 million. To fund the $20.6 million increase in assets, customer deposits were increased by $20.7 million to $43.5 million, borrowings increased by $.4 million to $.4 million, and the capital accounts decreased by $.5 million to $4.2 million.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2001, financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.0 million, representing 10.2% of total assets. Investment securities, which amounted to $10.4 million or 21.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators:

	Bank's September 30, 2001	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	14.4% 12.7%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 14.4% and risk weighted ratio of 12.7% are well above the required minimum.

On June 25, 2001, the Bank opened its second location, a branch located in Bradenton, Florida. In anticipation of the growth in deposits, the Company injected $1.0 million into the Bank's capital accounts. The Company utilized approximately $400,000 from a $500,000 line of credit plus approximately $600,000 of its own funds to fund the capital injection.

<Page 9>

Results of Operations

For the three-month periods ended September 30, 2001 and 2000, net losses amounted to $142,947 and $148,227, respectively. On a per share basis, during the three-month periods ended September 30, 2001 and 2000, diluted losses amounted to $.12 and $.13, respectively. Below is a brief narrative explaining these results:

  Because the Bank is asset sensitive (as opposed to liability sensitive), the general environment of declining interest rates has a negative impact, at least on a temporary basis, on net interest yield. When the prime rate of interest changes, loans that are tied to the prime rate of interest are repriced more quickly and more often than deposits, which are rarely tied to the prime rate of interest. For the three-month periods ended September 30, 2001 and 2000, net yield on earning assets amounted to 3.1% and 4.6%, respectively.

  Net overhead expense, defined as non-interest expense less non-interest income, increased from $272,185 during the three-month period ended September 30, 2000, to $417,126 during the three-month period ended September 30, 2001, an increase of $144,941 or 53.3%. A substantial portion of the above increase is due to expenses incurred with respect to the opening of the second branch. The Bank anticipates that it will take as long as 18 months for the branch to break even.

For the nine-month periods ended September 30, 2001 and 2000, net losses amounted to $513,599 and $560,096, respectively. On a per share basis, during the nine-month periods ended September 30, 2001, and 2000, diluted losses amounted to $.45 and $.49, respectively. Below is a brief discussion concerning the Company's operational results for the nine-month period ended September 30, 2001, as compared to the nine-month period ended September 30, 2000:

  Interest income, which represents interest received on interest earning assets, increased from $824,394 for the nine-month period ended September 30, 2000, to $2,053,467 for the nine-month period ended September 30, 2001, an increase of $1,229,073. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $321,168 for the nine-month period ended September 30, 2000, to $1,175,774 for the nine-month period ended September 30, 2001, an increase of $854,606.

  Net interest yield, defined as net interest income divided by average interest earning assets, decreased from 5.45% during the nine-month period ended September 30, 2000, to 3.55% during the nine-month period ended September 30, 2001. This significant decrease is due to the fact that the Company's capital accounts, which represent an interest-free source of funding, amounted to a much smaller percentage of average assets during the nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000. In addition, the declining interest rate environment, coupled with the fact that the Bank is asset sensitive, resulted in a decrease in the net yield on earning assets. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2001.

  <Page 10>

  (Dollars in '000s)

Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 2,104	$ 70	4.44%
Securities	7,301	363	6.63%
Loans	23,538	1,620	9.18%
Total	$32,943	$2,053	8.31%
Transactional accounts	$ 5,790	$ 151	3.48%
Savings	690	16	3.09%
CD's	21,772	997	6.11%
Borrowings	193	11	7.60%
Total	$28,445	$1,175	5.51%
Net interest income		$878
Net yield on earning assets			3.55%

  For the nine-month period ended September 30, 2001, non-interest income amounted to $78,831, or .29% of average assets. By comparison, non interest income for nine-month period ended September 30, 2000, amounted to $23,297, or .22% of average assets. The majority of the increase was caused by the increase in transactional account volume.

  For the nine-month period ended September 30, 2001, non-interest expense amounted to $1,314,169, or 4.82% of average assets. By comparison, for the nine-month period ended September 30, 2000, non interest expense amounted to $861,619, or 8.15% of average assets. This decrease is primarily due to the improvement of operational efficiencies.

During the nine-month period ended September 30, 2001, the allowance for loan losses decreased from $350,000 at December 31, 2000 to $335,000 at September 30, 2001. The allowance for loan losses as a percentage of gross loans decreased from 2.17% at December 31, 2000, to 1.08% at September 30, 2001. The decline is due to loan charge-offs and to the increase in the outstanding balance of the loan portfolio. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if it was to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

<Page 11>

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this report on From 10-QSB that are not historical facts are forward-looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management.

The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

The Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's most recent Annual Report on Form 10-KSB filed with the SEC.

<Page 12>

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a) (b)	None. None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits: None
(b)	Reports on Form 8-K Registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

<Page 13>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles s. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

<Page 14>