Form 10KSB
period 2001-12-31
HORIZON BANCORPORATION INC
filed 2002-03-27
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
_____________

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001

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

Yes
_________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2001 were $3,105,078.

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 21, 2002, was $4,445,220. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value of the common stock of the Registrant held by non-affiliates was computed by reference to the fair market value of the common stock as of March 21, 2002 (i.e., $6.00 per share). The estimated fair market value reflects the trading price of the common stock of the Registrant in an isolated private trades of the common stock during August 2001. For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock as of March 21, 2002: 1,146,077 shares of common stock, par value $.01 per share (the "Common Stock").

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

On June 25, 2001, the Bank opened a new branch facility located at 2102 59th Street West, Bradenton, Florida (the "Blake Hospital Branch"). The Blake Hospital Branch was built by a Florida limited liability partnership composed of four of the Company's directors and a relative of one of the Company's directors. The Bank is leasing 3,812 square feet of the facility from the partnership on a ten year lease, at rate of $23.50/square foot, with 3% annual increases and two five-year options.

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

Under Florida law, the Bank is limited in the amount it can loan to a single borrower to no more than 15% of its statutory capital base, unless a loan that is greater than 15% of the statutory capital base is approved by the Board of Directors and unless the entire amount of the loan is secured. In no event, however, may the loan be greater than 25% of a bank's statutory capital base. The Bank's legal lending limit under Florida law for one borrower, based upon its initial statutory capital base, is approximately $675,000 for unsecured loans and $1,125,000 for fully secured loans.

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

Asset and Liability Management

The primary assets of the Bank consist of its loan portfolio and investment accounts. Consistent with the requirements of prudent banking necessary to maintain liquidity, the Bank seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. The Bank seeks to invest the largest portion of its assets in commercial, consumer and real estate loans. Generally, loans are limited to less than 85% of deposits and capital funds; however, this ratio may be exceeded in the initial period of operation. The Bank's investment account consists primarily of marketable securities of the United States government, Federal agencies and state and municipal governments, generally with varied maturities.

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

2. Market Area and Competition.

The Bank's primary service area is Bradenton, Florida and the surrounding area of Manatee County. Manatee County is situated in the Tampa Bay region, south of Tampa and north of Sarasota. Bradenton is the county's largest city and the county seat. The primary service area from which the Bank draws 75% of its business is defined as the 29 census tracts bounded on the north by the Manatee River, on the south by the Manatee County line, on the east by the Braden River/38th Street and on the West by Sarasota Bay/Palma Sola Bay. The current population of Manatee County is estimated at 270,000 and the median age is estimated at 42.

Service and retail industries employ almost 62% of the workforce in Manatee County. In 1999, Manatee County had an average household income of $31,582.

The Bank has substantial competition for accounts, commercial, consumer and real estate loans and for the provision of other services in the primary service area. The leading factors in competing for bank accounts are interest rates, the range of financial services offered, convenience of office locations and flexible office hours. Direct competition for bank accounts comes from other commercial banks, savings institutions, credit unions, brokerage firms and money market funds. The leading factors in competing for loans are interest rates, loan origination fees and the range of lending services offered. Competition for origination of loans normally comes from other commercial banks, savings institutions, credit unions and mortgage banking firms. These entities may have competitive advantages as a result of greater resources and higher lending limits by virtue of their greater capitalization. These competitors also may offer their customers certain services that the Bank does not provide directly but might offer indirectly through correspondent institutions.

As of June 30, 2001, there were 23 commercial banks, savings banks and savings and loan institutions, including the Bank, operating in the primary service area. Their 93 branches had combined deposits of approximately $3.1 billion.

3.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 19972001. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

AVERAGE CONSOLIDATED ASSETS
Year Ended December 31, 2001		Year Ended December 31, 2000
Cash and due from banks	$2,028	$ 756
Taxable securities Federal funds sold Net Loans Total earning assets Other assets Total assets	$7,831 2,569 25,908 $36,308 2,152 $40,488	$ 2,725 1,850 10,091 $14,666 1,436 $16,858
AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
	Year Ended December 31, 2001	Year Ended December 31, 2000
Non interest bearing-deposits NOW and money market deposits Savings Deposits Time Deposits Borrowings Other liabilities	$ 3,835 6,965 966 23,883 305 121	$ 1,695 2,491 231 7,361 - - _____52
Total liabilities	$ 36,075	$ 11,830
Common Stock Paid-in Capital Retained (deficit)	11 5,992 (1,590)	11 5,992 (975)
Total stockholders' equity Total liabilities and stockholders' equity	$ 4,413 $ 40,488	$ 5,028 $ 16,858

The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis. (dollars in thousands)

	Year Ended December 31, 2001
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Federal funds sold Net loans	$7,831 2,569 25,908	486 93 2,325	6.21% 3.62% 8.97%
Total earning assets	$36,308	$2,904	8.00%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	$ 6,965 966 23,883 305	$ 211 28 1,398 15	3.03% 2.90% 5.85% 4.92%
Total interest bearing liabilities	$32,119	$1,652	5.14%
Interest spread	2.86%
Net interest income		$1,252
Net yield on interest earning assets			3.45%
	Year Ended December 31, 2000
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Federal funds sold Net loans	$ 2,725 1,850 10,091	206 119 1,015	7.56% 6.43% 10.06%
Total earning assets	$ 14,666	$1,340	9.14%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	2,491 231 7,361 - -	$ 102 8 494 - -	4.09% 3.46% 6.71% - -
Total interest bearing liabilities	$10,083	$ 604	5.99%
Interest spread	3.15%
Net interest income		$736
Net yield on interest earning assets			5.02%
4. Rate/Volume Analysis of Net Interest Income.

The effect on interest income, interest expenses and net interest income during the periods indicated of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance in the later period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

	Year Ended December 31, 2001 Compared with Year Ended December 31, 2000
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Taxable securities Federal funds sold Net loans	$310 199 1,407	$(30) (225) (97)	$280 (26) 1,310
Total Interest Income	$1,916	$(352)	$1,564
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	$127 21 958 15	$(18) (1) (54) - -	$109 20 904 15
Total interest Expense	$1,121	$(73)	$1,048
Change in net interest income	$795	$(279)	$516
	Year Ended December 31, 2000 Compared with Year Ended December 31, 1999
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Funds with Escrow Agent Taxable securities Federal funds sold Net loans	$(96) 199 104 959	$ - - 2 (2) (2)	$(96) 201 102 961
Total Interest Income	$1,166	- -	$1,168
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	$97 8 493 (25)	$ - - - - - - - -	$ 97 8 493 (25)
Total interest Expense	$573	$ - -	$573
Change in net interest income	$593	$ 2	$595
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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):

Year Ended December 31, 2001
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$3,835 6,965 966 23,883 $35,649	N/A 3.03% 2.90% 5.85% 5.15%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$ 1,322,110 770,023 1,429,501 1,575,061 $5,096,695
Year Ended December 31, 2000
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$ 1,695 2,491 231 7,361 $11,778	N/A 4.09% 3.46% 6.71% 5.99%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$ 106,082 1,032,960 1,159,467 690,000 $2,988,509
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

The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 19972001 and the total amount of all loans for such period (in thousands):

Type of Loan	As of December 31
Domestic	2001	2000
Commercial, financial and agricultural Real estate-construction Real estate mortgage Installment and other loans to individuals	$26,971 2,960 5,275 3,464	$ 5,820 492 8,620 1,198
Subtotal	$38,670	$16,120
Allowance for loan losses	(365)	(350)
Total (net of allowance)	$38,305	$15,770

The following is a presentation of an analysis of maturities of loans as of December 31, 19972001 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 To 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural Real estate-construction	$6,142 2,960	$16,264 - --	$4,565 - -	$26,971 2,960
Total	$9,102	$16,264	$4,565	$29,931

Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 19972001 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Fixed rate loans Variable rate loans	$1,820 7,282	$8,316 7.948	$4,565 - -	$14,701 15,230
Total	$9,102	$16,264	$4,565	$29,931

The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 19972001 and 2000 (dollars in thousands):

As of December 31,
	2001	2000
Loans accounted for on a non-accrual basis:
Number: Amount:	five $596	none N/A
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number: Amount:	none $0	one $1
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number: Amount:	two $445	one $1
Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:
Number: Amount:	four $551	one $19

As of December 31, 19972001, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

At December 31, 20011997, five loans with an aggregate balance of $596,492 were not accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7. Summary of Loan Loss Experience.

An analysis of the Company's loss experience is furnished in the following table for the years ended December 31, 2001 and 20001997, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

	Year Ended December 31
	2001	2000
Balance at beginning of period Charge-offs (commercial loans) Recoveries Provision charged to Operations	$350 (171) - - 186	$ 100 - - - - 250
Balance at end of period	$365	$ 350
Ratio of allowance for loan losses to total loans outstanding during the period	.94%	2.17%
Net charge-offs to average loans	.65%	N/A

As of December 31, 19972001, the allowance for possible losses was allocated as follows (dollars in thousands):

Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	266 35 26 33 5	69.7% 7.7% 13.6% 9.0% - -%
Total	$365	100.0%
As of December 31, 2000, the allowance for possible losses was allocated as follows (dollars in thousands):
Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	$144 16 133 35 22	36.0% 3.0% 53.5% 7.5% - -%
Total	$350	100.0%
8. Loan Loss Reserve.

In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 19972001, 69.7% of outstanding loans were in the category of commercial and financial agricultural loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However, 91.0% of the outstanding loans in this category at December 31, 19972001, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

The Company's consumer loan portfolio is also secured. At December 31, 19972001, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

Real estate mortgage loans constitute 13.6% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral. In addition, loans secured by commercial real estate are generally well-collateralized.

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

9. Investments.

As of December 31, 19972001, the securities portfolio comprised approximately 23.8% of the Company's assets, while loans comprised approximately 69.0% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the years ended December 31, 19972001 and 2000, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category	December 31
	2001	2000
Available-for-Sale:
U. S. Treasury Bonds Collateralized mortgage obligations Mortgage-backed securities Corporate bond Equity securities FRB, FHLB Stock Total Securities	$ 755 9,656 467 1,000 1,121 191 $13,190	$ - - - - - - - - - - 191 $191
Held-to-Maturity
Collateralized Mortgage Obligations Mortgage-backed securities U. S. Agencies Loan Pools Total Securities	$- - - - - - - - $ 0	$ 2,024 1,815 1,500 995 $6,334

The following table indicates, for the year ended December 31, 19972001, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

Investment Category
Available-for-Sale:	Amount	Average Weighted Yield
FRB, FHLB and BB stock after 10 years	$191	6.50%
Obligations of U.S. Treasury 0 to 1 year over 1 through 5 years	249 506	3.28% 3.63%
Collateralized Mortgage Obligations after 10 years	9,656	6.03%
Mortgage-backed securities after 10 years	467	6.05%
Corporate bond after 10 years	1,000	6.50%
Equity securities after 10 years	1,121	6.02%
Total	$13,190	5.91%
10. Return on Equity and Assets.

Returns on average consolidated assets and average consolidated equity for the year ended December 31, 19972001 and 2000 are as follows:

	2001	2000
Return on average assets Return on average equity Equity to assets ratio Dividend payout ratio	(1.56)% (14.30)% 10.90% - -%	(4.13)% (13.86)% 29.82% - -
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

12. Employees.

As of March 21, 2002, the Bank employed 28 full-time equivalent employees. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

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

In August 2000, the Company and the Bank moved their operations into a new permanent facility at 900 53rd Avenue East, in Bradenton. The new facility consists of a one-story building, with approximately 5,000 square feet of interior space, four interior teller windows, four exterior drive-through teller stations and 36 parking spaces. The interior includes executive offices, work stations for support staff and safe deposit box storage areas. The total cost of construction, landscaping, furniture and equipment was approximately $1.7 million. Additionally, on June 25, 2001, the Bank opened a new branch facility located at 2102 59th Street West, Bradenton, Florida.

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

The Registrant's Amended and Restated Articles of Incorporation authorize it to issue up to 25,000,000 shares of the Common Stock. As of March 21, 2002, 1,054,251 1,146,077 shares of the Common Stock were issued and outstanding to 699 holders of record.

There is no established public trading market in the stock. In the Offering, the Registrant sold 1,146,077 shares of Common Stock at a price of $5.50 per share. The Registrant is aware of an isolated private sale which that occurred in August 2001 at a price of $6.00 per share.

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

Year Ended December 31, 19972001 as Compared to Year Ended December 31, 2000.

For the years ended December 31, 19972001 and 2000, net loss amounted to 1,041,943$630,859 and $696,989. For 2001, basic and diluted loss per share of Common Stock was $0.55. For 19972000, basic and diluted loss per share of Common Stock was $.61. Because of the existence of warrants and stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income/loss per share. However, since the warrants/options were not dilutive, basic and dilutive income(loss) per share are identical.

In general terms, the net loss during 2001 is attributable to two factors: (a) the downward pressures on net interest income due to a significant year-long trend of lower interest rates caused by the Federal Reserve's monetary policy and (b) a one-time significant increase in salaries and benefits, data processing and other operating expenses related to the opening of the Blake Hospital Branch.

Below is a comparison of the Company's performance during calendar year 2001 and 2000.

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

Average earning assets increased from $14.7 million at December 31, 2000 to $36.3 million at December 31, 2001, representing an increase of $21.6 million, or 146.9%. Below are the various components of average earning assets for the periods indicated (in thousands):

	December 31
	2001	2000
Federal funds sold Taxable securities Loans Total earning assets	$2,569 7,831 25,908 $36,308	$ 1,850 2,725 - - 14,666

As a consequence of the increase in earning assets, net interest income also increased, from $736,262 for the year ended December 31, 2000 to $1,252,352 for the year ended December 31, 2001. Below are the various components of interest income and expense, as well as their yield/cost for the periods indicated:

Years Ended:	December 31, 2001		December 31, 2000
	Interest Income /Expense	Yield /Cost	Interest Income /Expense	Yield /Cost
Interest income:	($ in 000's)
Federal funds sold Taxable securities Loans	$ 93 486 2,325	3.62% 6.21% 8.97%	$ 119 206 1,015	6.43% 7.56% 10.06%
Total	$2,904	8.00%	$1,340	9.14%
Interest expense:
NOW and money market deposits Savings deposits Time deposits Other borrowings	$211 28 1,398 15	3.03% 2.90% 5.85% 4.92%	$ 102 8 494 - -	4.09% 3.46% 6.71% - -
Total	$1,652	5.14%	$604	5.99%
Net interest income Net yield on earning assets	$1,252	3.45%	$736	5.02%

The above table indicates that the net yield on earning assets declined from 5.02% for the year ended December 31, 2000, to 3.45% for the year ended December 31, 2001. This occurred because of the following factors:

  In order to revive the general economy, the Federal Reserve has aggressively reduced short-term rates throughout calendar year 2001. Consequently, the Bank had to reduce its lending rates immediately and responsively in order to remain competitive. Due to the reductions in the lending rates, the yield on earning assets during 2001 declined by 114 basis points, from 9.14% to 8.00%.
  As lending rated declined, so did the cost of funds, albeit at a lower pace because consumers resisted decreases in savings rates. During 2001, the cost of funds declined by only 75 basis points, from 5.99% to 5.14%.
  "Free" sources of funds (capital and non-interest bearing deposits) as a percent of total sources of funds have declined significantly from 39.8% in 2000 to 20.4% in 2001.

Non-interest Income

Non-interest income as a percentage of average total assets for calendar years 2001 and 2000 amounted to .50% and .28%, respectively. The majority of the increase is due to the increase in transactional volume, as well as to gains on sale of securities.

Components of non-interest income for calendar years 2001 and 2000 are as follows:

	Year Ended December 31
	2001	2000
Gain on sale of securities Service fees on deposit accounts Miscellaneous other Total	$70,565 107,514 22,659 $200,738	$ - - 40,086 7,809 $47,895

Non-Interest Expense

Non-interest expense as a percentage of average total assets for calendar years 2001 and 2000 amounted to 4.69% and 7.30%, respectively. The primary reason for the above decline from calendar year 2000 to calendar year 2001 is higher efficiency associated with attainment of economics of scale.

Components of non-interest income for calendar years 2001 and 2000 are as follows:

	Year Ended December 31,
	2001	2000
Salaries and benefits Depreciation, amortization Advertising and promotion Data processing Professional fees Supplies and printing Other expenses Total	$ 959,701 178,624 105,208 144,097 90,567 88,957 330,841 $1,897,995	$ 638,620 128,566 94,541 66,385 59,536 52,664 190,834 $1,231,146

During calendar year 2001, the allowance for loan losses grew from $350,000 to $365,000. The allowance for loan losses, as a percent of gross loans, declined from 2.17% at December 31, 200, to .94% at December 31, 2001.

As of December 31, 19972001, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 19972001 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity (dollars in thousands):

EARNING ASSETS	Within three months	After three months but within six months	After six but within one year	After one year but within five years	After five years	Total
Loans Securities Federal funds sold	$9,690 249 - -	$1,118 - - - -	$1,586 - - - -	$20,557 506 - -	$5,719 12,435 - -	$38,670 13,190 - -
Total earning assets	$9,939	$1,118	$1,586	$21,063	$18,154	$51,860
SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings	$14,800	$ - -	$ - -	$ - -	$ - -	$14,800
Certificates, Less than $100M Certificates, $100M and over Borrowings	1,322 2,013 - -	770 2,503 - -	1,430 7,906 - -	1,575 13,019 167	$ - - - - 228	$5,097 25,441 395
Total interest-bearing liabilities	$18,135	$3,273	$9,336	$14,761	$228	$45,733
Interest rate sensitivity gap	(8,196)	(2,155)	(7,750)	6,302	17,926	6,127
Cumulative gap	(8,196)	(10,351)	(18,101)	(11,799)	6,127	6,127
Interest rate sensitivity gap ratio	.55	.34	.17	1.43	79.62	1.13
Cumulative interest rate sensitivity gap ratio	.55	.52	.41	.74	1.13	1.13

As evidenced by the table above, the Company is liability sensitive from zero to one year and asset sensitive thereafter. On a cumulative basis, however, the Company is liability sensitive from zero to five years and asset sensitive thereafter.

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the years ended December 31, 2001 and 19972000 (dollars in thousands):

	2001	2000
Cash and cash equivalents CDs, over $100,000 to total deposit ratio Loan to deposit ratio Securities to total assets ratio Brokered deposits	$1,556 10.0% 75.2% 23.8% - -	3,453 13.1% 69.1% 23.6% - -

As the above balances and ratios indicate, management believes that the Company's 19972001 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

In 1996, a new rule was adopted by the Federal Reserve, the OCC and the FDIC that added a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, those three agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasized the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2001 and 19972000:

Bank	2001	2000	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	10.4% .8%	21.7% 1.2%	4.0% N/A
Total risk-based capital ratio	11.2%	22.9%	8.0%
Leverage ratio	8.5%	24.4%	3.0%
Company - Consolidated	2001	2000	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	9.5% ..8%	24.8% 1.2%	4.0% N/A
Total risk-based capital ratio	10.3%	26.0%	8.0%
Leverage ratio	7.8%	28.0%	3.0%

The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

Item 7.	Financial Statements and Supplementary Data.

The following financial statements are contained in this Item 7:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 19972001 and 2000

Consolidated Statements of Operations for the years ended December 31, 19972001, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 19972001, 2000 and 1999

Notes to Consolidated Financial Statements

_______________________________________________________________________________________

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2001 AND 2000

_______________________________________________________________________________________

TABLE OF CONTENTS

REPORT OF INDEPENDENT ACCOUNTantS 1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets. 2

Consolidated Statements of Operations 3

Consolidated Statements of Changes in Shareholders' Equity 4

Consolidated Statements of Cash Flows 5

Notes to Consolidated Financial Statements 6

_______________________________________________________________________________________

Report of Independent Accountants

Board of Directors
Horizon Bancorporation, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton Florida (the "Company") and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

/S/ Francis & Co.

Atlanta, Georgia
March 12, 2002

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Balance Sheets
ASSETS
	As of December 31,
	2001	2000
Cash and due from banks Federal funds sold, net Total cash and cash equivalents	$ 1,556,213 ________- - $ 1,556,213	$ 1,303,946 2,149,000 $ 3,452,946
Securities: available for sale, at fair value	13,189,910	190,500
Securities held to maturity (estimated market value of $0 and $6,338,152 at December 31, 2001 and 2000, respectively)	- -	6,334,341
Loans, net Property and equipment, net Other assets Total Assets	38,304,656 1,991,793 __473,977 $55,516,549	15,770,445 1,702,647 __207,344 $27,658,223
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Deposits: Non-interest bearing deposits Interest bearing deposits Total deposits Borrowings Other liabilities Total Liabilities	$ 5,611,815 45,337,699 $50,949,514 394,838 110,328 $51,454,680	$ 2,434,838 20,400,680 $22,835,518 - - 94,351 $22,929,869
Commitments and contingencies
Shareholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,146,077 shares issued and outstanding	$ 11,461	$ 11,461
Paid-in-capital	5,992,278	5,992,278
Retained (deficit)	(1,906,244)	(1,275,385)
Accumulated other comprehensive income	___(35,626)	_______- -
Total Shareholders' Equity	$ 4,061,869	$ 4,728,354
Total Liabilities and Stockholders' Equity	$55,516,549	$27,658,223

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Operations

Interest Income:	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Interest and fees on loans Interest on investment securities Interest on federal funds sold Interest; escrow agent Total interest income	$2,326,028 485,715 92,597 _______- - $2,904,340	$1,015,011 206,231 118,760 _______- - $1,340,002	$ 54,090 5,315 16,944 ___95,812 $172,161
Interest Expense: Interest on deposits and borrowings Net interest income Provision for possible loan losses Net interest income after provision for possible loan losses	1,651,988 $1,252,352 __185,954 $1,066,398	603,740 $ 736,262 __250,000 $ 486,262	__31,358 $140,803 100,000 $_40,803
Other Income: Gains on sale of securities Service fees on deposit accounts Miscellaneous, other Total other income	70,565 107,514 __22,659 _200,738	- - 40,086 ____7,809 ___47,895	- - 97 ____- - _____97

Other Expenses:
Salaries and benefits
Employee leasing
Professional fees
Depreciation and amortization
Advertising and promotion
Data processing
Supplies and printing
Taxes and insurance
Other operation expenses
Total other expenses

	959,701 - - 90,567 178,624 105,208 144,097 88,957 67,385 ___263,456 $1,897,995	638,620 - - 59,536 128,566 94,541 66,385 52,664 37,391 ___153,443 $1,231,146	$ 217,371 109,809 34,695 10,668 5,614 9,920 18,767 6,375 ___94,547 $ 507,766
(Loss) before income tax Income tax	$(630,859) ______- -	$(696,989) ______- -	$(466,866) ______- -
Net loss	$(630,859)	$(696,989)	$(466,866)
Basic loss per share	$ (.55)	$ (.61)	$ (.80)
Diluted loss per share	$ (.55)	$ (.61)	$ (.80)

Refer to notes to the consolidated financial statements.

_______________________________________________________________________________________

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Consolidated Statements of Changes in Shareholders' Equity

For the years ended December 31, 2001, 2000 and 1999

	Common Stock		Paid-In-	Retained	Accumulated Other Compre-hensive
	Shares	Par Value	Capital	Earnings	Income	Total
Balance, December 31, 1998	___21,600	$ 216	$ 128,784	$ (111,530)	_____- -	$ 17,470
Sale of Stock	1,124,477	11,245	6,173,378	- -	- -	6,184,623
Selling costs	- -	- -	(390,884)	- -	- -	(309,884)
Net loss, 1999	______- -	___- -	______- -	(466,866)	_____- -	(466,866)
Balance, December 31, 1999	1,146,077	$11,461	$5,992,278	$ (578,396)	_____- -	$5,425,343
Comprehensive income: Net loss, 2000	______- -	____- -	______- -	$ (696,989)	_____- -	$(696,989)
Total comprehensive income	______- -	____- -	______- -	$ (696,989)	_____- -	$(696,989)
Balance, December 31, 2000	1,146,077	$11,461	$5,992,278	$(1,275,385)	_____- -	$4,728,354
Comprehensive income: Net loss, 2001 Unrealized loss, securities	- - ______- -	- - ____- -	- - ______- -	$ (630,859) ______- -	(35,626)	$(630,859) __(35,626)
Total comprehensive income	______- -	____- -	______- -	$ (630,859)	$(35,626)	$(666,485)
Balance, December 31, 2001	1,146,077	$11,461	$5,992,278	$(1,906,244)	$(35,626)	$4,061,869

Refer to notes to the consolidated financial statements.

_______________________________________________________________________________________

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Cash Flows

Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$ (630,859)	$ (696,989)	$(466,866)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Accretion of securities
Provision for loan losses
(Gain) on sale of securities
(Increase) in receivables and other assets
Increase in payables and other liabilities
Net cash used in operating activities

	178,624 (16,511) 185,954 (70,565) (157,165) ______15,977 $ (494,545)	128,566 - - 250,000 - - (132,191) ____44,958 $ (405,656)	10,668 - - 100,000 - - (63,051) ___47,324 $(371,925)

Cash flows from investing activities:
Purchase of securities, AFS
Maturity and pay-downs of securities, AFS
Sale of securities, AFS
Purchase of securities, HTM
Maturity and pay-downs of securities, HTM
Increase in loans, net
Purchase of premises and equipment
Purchase of deposit premiums
Net cash used in investing activities

	$(14,786,747) 1,349,005 4,038,452 - - 2,785,671 (22,7290,165) (462,181) ___(115,057) $(29,911,022)	$ (12,600) - - - - (5,834,341) - - (12,192,402) (1,026,750) _______- - $(19,066,093)	$(177,900) - - - - (500,000) - - (3,928,043) (809,372) _______- - $(5,415,315)
Cash flows from financing activities: Sale of common stock, net Increase in deposits Increase in borrowings Net cash provided by financing activities	- - 28,113,996 _____394,838 __28,508,834	- - 21,461,951 _______- - $21,461,951	$ 5,956,617 1,373,568 __(109,000) $ 7,221,185
Net (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end period	$(1,896,733) __3,452,946 $ 1,556,213	$ 1,990,202 1,462,744 $ 3,452,946	$ 1,433,945 ____28,799 $1,462,744
Supplemental Information: Income taxes paid Interest paid Transfer of securities from HTM to AFS category	$ - - $ 1,624,662 $ 3,545,211	$ - - $ 559,093 $ - -	$ - - $ 31,247 $ - -

Refer to notes to the consolidated financial statements.
_______________________________________________________________________________________

Note 1 - Organization of the Business

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company") is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank commenced operations. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

The Company is authorized to issued up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2001, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of December 31, 2001, there were no shares of the Company's preferred stock issued or outstanding.

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

Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As no taxable income was generated during the calendar years 2001 and 2000, the Company did not incur a tax expense for the above years.

Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

Stock Options and Warrants. There are two major accounting standards that address the accounting for stock options/warrants. Entities are allowed to freely choose between the two distinct standards. The first standard, APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") measures stock options/warrants by the intrinsic value method. Under the above method, if the exercise price is the same or above the quoted market price at the date of grant, no compensation expense is recognized. The second standard, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), may recognize a compensation expense even in cases where the exercise price is the same or above the quoted market price. SFAS 123 takes into account the time value of the options/warrants; that is, the value of being able to defer a decision on whether or not to exercise the option/warrants until the expiration date. The Company follows the accounting standards of APB 25. Had the Company followed the accounting standards of SFAS 123, net income for the years ended December 31, 2001, 2000, and 1999 would have been reduced by $41,762, $38,539 and $34,740, respectively. On a per share basis, basic and diluted earnings per share would have been reduced $.04, $.03 and $.06 for the calendar years 2001, 2000, and 1999, respectively.

Identifiable Intangible Assets. Identifiable intangible assets consist of core deposit premiums paid in connection with the acquisition of approximately $8.0 million in deposits from an unrelated financial institution. The core deposit premium in the amount of $115,057 is amortized over seven years beginning September, 2001. Premium amortization expense amounted to $5,479 for the year ended December 31, 2001.

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

The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted EPS for each of the following period. Note that because the Company has no anti-dilutive securities, Basic EPS and Diluted EPS for each particular year are the same.

	Year Ended December 31,
	2001	2000	1999
Net (loss) Weighted average shares Basic EPS Diluted EPS	$(630,858) 1,146,077 $ (.55) $ (.55)	$(696,989) 1,146,077 $ (.61) $ (.61)	$(466,866) 584,766 $ (.80) $ (.80)

Recent Accounting Pronouncements Statement of Financial Accounting Standards No. 141, "Business Combinations", ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". FASB 143 is effective for fiscal years beginning after December 15, 2002. The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operations of the Company.

Note 3 - Federal Funds Sold

The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2001 and 2000, the Bank sold $0 and $2,149,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2001 follow:

	Amortized	Gross Unrealized		Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Treasuries Collateralized Mortgage Obligations Mortgage-Backed Securities Corporate Bond Equity Securities FRB, FHLB Stock Total Securities	$ 768,758 9,691,034 472,262 1,000,000 1,120,785 ___191,050 $13,243,889	$ 407 22,451 - - - - - - ____- - $ 22,858	$(13,820) (58,472) (4,545) - - - - _____- - $(76,837)	$ 755,345 9,655,013 467,717 1,000,000 1,120,785 ___191,050 $13,189,910

Banks that are members of the Federal Reserve System and the Federal Home Loan Bank are required to hold FRB and FHLB stocks. Since no ready market exists for FRB, FHLB and other equity securities, each is reported at cost.

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2000 follow:

	Amortized	Gross Unrealized		Estimated
Description	Costs	Gains	Losses	Market Values
FRB, FHLB Stock Equity Securities Total Securities	$148,200 __42,300 $190,500	$ - - - - - -	$ - - - - - -	$148,200 __42,300 $190,500

The amortized costs and estimated market values of securities available-for-sale at December 31, 2001, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due in one year or less Due after one through five years Due after five through ten years Due after ten years No maturity (securities) Total securities	$ 248,843 519,915 - - 11,163,296 _1,311,935 $13,243,889	$ 249,250 506,095 - - 11,122,730 __1,311,835 $13,189,910

At December 31, 2001 and 2000, securities with an estimated market value of $755,345 and $0, respectively, were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.

Proceeds from the sale of securities during calendar year 2001 amounted to $4,038,452; a net gain of $70,565 from the sale of the above securities was recognized in the 2001 statement of operations. There were no sales of securities during calendar year 2000.

Note 5 - Securities Held-to-Maturity

During calendar year 2001, the Company transferred the entire category of held-to-maturity securities to the category of available for sale securities. Consequently, there were no held-to-maturity securities at December 31, 2001.

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2000 follow:

	Amortized	Gross Unrealized		Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Agency securities Collateralized Mortgage Obligations Mortgage-Backed Securities Loan pools Total Securities	$1,500,000 2,023,761 1,814,868 995,712 $6,334,341	$ 5,365 3,228 2,438 16,252 $27,283	$ - - (14,649) (9,024) - - $(23,673)	$1,505,365 2,012,340 1,808,282 1,011,964 $6,337,951

None of the securities categorized as held-to-maturity was either sold or pledged during calendar year 2000.

Note 6 - Loans

The composition of net loans by major loan category, as of December 31, 2001 and 2000, follows:

	December 31,
	2001	2000
Commercial, financial, agricultural Real estate - construction Real estate - mortgage Installment Loans, gross Deduct: Allowance for loan losses Loans, net	$26,970,423 2,960,321 5,274,932 __3,463,980 $38,669,656 __(365,000) $38,304,656	$ 5,810,134 491,500 8,620,177 _1,198,634 $16,120,445 _(350,000) $15,770,445

The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2001 and 2000, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $1,146,747 and $18,923, respectively. The average recorded investment in impaired loans amounted to approximately $761,628 and $13,851 for the years ended December 31, 2001 and 2000, respectively. The allowance for loan losses related to impaired loans amounted to approximately $172,012 and $2,850 at December 31, 2001 and 2000, respectively. Interest income recognized on impaired loans for the years ended December 31, 2001 and 2000 amounted to $49,838 and $1,303, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2001 and 2000. The company has no commitments to lend additional funds to borrowers whose loans have been modified.

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

Activity within the Allowance accounts for the years ended December 31, 2001, 2000 and 1999 follows:

	December 31,
	2001	2000	1999
Balance, beginning of year Add: Provision for loan losses Add: Recoveries of previously charged off amounts Total Deduct: Amount charged-off Balance, end of year	$ 350,000 185,954 ____- - $ 535,954 (170,954) $ 365,000	$ 100,000 250,000 ____- - $ 350,000 _____- - $ 350,000	$ - - 100,000 ____- - $100,000 ____ - - $100,000

Note 8 - Property and Equipment

Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation. Land is stated at cost. Components of property and equipment included in the consolidated balance sheets at December 31, 2001 and 2000 follow:

	December 31,
	2001	2000
Land Land improvements Building Leasehold improvements Furniture and equipment Construction in progress Property and equipment, gross Deduct: Accumulated depreciation Property and equipment, net	$ 410,078 48,399 891,133 90,823 862,162 ______- - $2,302,595 (310,802) $1,991,793	$ 410,078 48,399 808,881 - - 571,857 ____1,200 $1,840,415 (137,768) $1,702,647

Depreciation expenses for the years ended December 31, 2001, 2000 and 1999 amounted to $173,035, $127,100 and $10,668, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset	Life in Years	Depreciation Method
Furniture and equipment Leasehold improvements Building	3 to 20 5 to 10 40	Straight-line Straight-line Straight-line

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

At December 31, 2001 and 2000, the Company had unused loan commitments of approximately $3.5 million and $1.3 million, respectively. Additionally, there were $85,000 and $0 in commitments under standby letters of credit at December 31, 2001 and 2000, respectively. The majority of the loan commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

On June 30, 1999, the Bank entered into a seven-year contractual agreement (the "Agreement") with a data processing provider which Agreement was renegotiated on May 11, 2001, with the new owner of the data processing company. The Agreement was extended to May 10, 2008, with a renewal feature for an additional seven-year period. The monthly service fee varies according to the services used and the number and type of transactions processed. Expenses associated with the above and predecessor agreements associated with data processing services amounted to $144,217, $66,385 and $9,920, respectively, for the years ended December 31, 2001, 2000 and 1999.

The Company and its subsidiary are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiary.

Please refer to Note 15 concerning a lease of a branch office from a Partnership.

Please refer to Note 15 concerning warrants and options earned by directors and employees of the Bank.

Note 10 - Deposits

The following details deposit accounts at December 31, 2001 and 2000:

	December 31,
	2001	2000
Non-interest bearing deposits Interest bearing deposits: NOW accounts Money Market Savings Time, less than $100,000 Time, $100,000 and over Total deposits	$5,611,815 2,843,532 9,493,126 2,463,313 25,441,033 5,096,695 $50,949,514	$2,434,838 1,073,382 2,941,534 400,101 12,997,154 2,988,509 $22,835,518

At December 31, 2001, the scheduled maturities of all certificates of deposit were as follows:

Year Ending December 31,	Amount
2002 2003 2004 2005 2006 Total	$15,943,466 5,620,353 3,263.189 491,195 5,219,525 $30,537,728

Note 11 - Borrowings

On April 11, 2001, the Company initiated borrowings of up to $500,000, of which $394,838 is outstanding at December 31, 2001. The loan is secured by the Bank's issued and outstanding common stock; it carries a rate of LIBOR plus 1.75%. The loan provides for interest-only payments until April 11, 2004; thereafter and until maturity on April 11, 2007, the loan requires a monthly principal reduction of $8,333 plus interest. The majority of the funds from this loan were utilized to supplement the Bank's capital accounts.

Note 12 - Interest on Deposits and Borrowings

A summary of interest expense for the years ended December 31, 2001, 2000 and 1999 follows:

December 31,
2001	2000	1999

Interest on NOW accounts
Interest on money market accounts
Interest on savings accounts
Interest on CDs under $100,000
Interest on CDs $100,000 and over
Interest on borrowings
Total interest on deposits

$ 18,192 192,574 28,203 1,144,287 253,502 __15,230 $1,651,988	$ 7,588 94,341 7,530 400,984 93,297 ____- - $603,740	$ 736 3,824 126 363 963 _25,346 $31,358

Note 13 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2001, 2000 and 1999 follows:

	December 31,
	2001	2000	1999
Postage and courier Repairs and maintenance Utilities and telephone Organization expense Rent expense Other Total other operating expenses	$ 43,434 61,724 45,298 - - 44,431 _68,569 $263,456	$ 29,452 21,823 33,210 - - 11,138 _57,820 $153,443	$ 8,284 4,187 11,701 41,212 13,819 _15,344 $94,547

Note 14 - Income Taxes

As of December 31, 2001, 2000 and 1999, the Company's provision for income taxes consisted of the following:

	December 31,
	2001	2000	1999
Current Deferred Income tax expense	$ - - - - $ 0	$ - - - - $ 0	$ - - - - $ 0

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2001, 2000, and 1999 differ from amounts computed by applying the statutory federal income tax rates to income before taxes. A reconciliation of statutory income taxes to the Company's actual income tax provision follows:

	December 31,
	2001	2000	1999
Federal statutory income tax rate State income tax, net of Federal benefit Change in valuation allowance Other Income tax expense	$(214,492) (24,143) 237,175 1,460 $ 0	$(236,976) (26,864) 265,153 (1,313) $ 0	$(158,734) (17,227) 179,629 (3,668) $ 0

The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 2001, 2000 and 1999 are presented below:

December 31,
2001	2000	1999

Deferred tax assets:
Allowance for loan losses
Net operating loss carryforward
Organization costs
Other
Unrealized loss, AFS securities
Gross deferred tax assets
Less: Valuation allowance
Net deferred tax asset

$138,050 559,363 23,169 3,411 18,353 742,346 (723,993) $ 18,353	$132,375 317,972 31,581 4,890 - - 486,818 (486,818) $ 0	$ 37,690 140,375 39,993 3,607 - - 221,665 (221,665) $ 0

There was a net change in the valuation allowance during calendar years 2001, 2000 and 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2001.

Note 15 - Related Party Transactions

Stock Warrants, Options. Certain organizers of the Company received warrants based on the number of common stock purchased by each organizer. Each warrant entitles its holder to purchase one share of the Company's common stock for $5.50 for a period of ten years from the date the Bank opened for business (October 25, 1999). The warrants will vest over a period of three years, at one-third per year and beginning on the first anniversary from commencement of banking operations. Each organizer is required to attend a minimum of 75% of the Board of Directors meetings for each year during the vesting period. The organizers, as a group, were granted 206,280 warrants, and, as of December 31, 2001, all warrants were still outstanding. The Company also granted on October 28, 1999, 34,380 options to its CEO. Each option is convertible into one share of the Company's common stock when surrendered with $5.50. The options will vest equally over a period of five years and are exercisable no later than October 27, 2009. As of December 31, 2001, all of the above options were outstanding.

During the calendar year 2001 and 2000, several employees received non-qualifying stock options aggregating 19,560 and 29,460, respectively. Of the above options, 400 and 2,000 options, respectively, were forfeited during calendar years 2001 and 2000. These options vest equally over three years and must be exercised within ten years from the date of grant. Each option, upon its surrender with $6.50 (for options granted in calendar year 2001) and $5.50 (for options granted in calendar year 2000) will be converted into one share of the Company's common stock. Stock options outstanding at December 31, 2001 and 2000 were 46,620 and 27,460, respectively.

Lease of a Branch Office. On February 9, 2001, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the "Partnership") to lease approximately 3,800 square-feet of a new office building. Four of the Company's board members are also the majority owners of the Partnership. The lease, which commenced on June 1, 2001, is for a period of 10 years with two consecutive five-year extensions. In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments which may be levied against the property. The total monthly payment approximates $7,900, an amount that was paid beginning with the September 1, 2001 payment. From June 1, 2001 through August 31, 2001, the Bank paid $3,000 per month to lease only the land. The monthly lease payments will increase by 3% on the date of each anniversary. For the year ended December 31, 2001, expenses associated with this lease amounted to $44,431.

As of December 31, 2001, the future minimum lease commitments are as follows:

Year Ending December 31,	Amount
2002 2003 2004 2005 2006 Thereafter Total	$96,630 99,529 102,515 105,590 108,758 520,453 $1,033,475

Payments to Directors. Two directors received, in the aggregate, $7,850 and $7,986 for products and services sold to the Company during the years ended December 31, 2001 and 2000, respectively.

Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 2001 and 2000, loans outstanding to directors, their related interests and executive officers aggregated $2,873,000 and $1,609,049, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar years 2001 and 2000 follows:

	Insider Loan Transactions
	2001	2000
Balance, beginning of year New loans Less, Principal reductions Balance, end of year	$1,609,049 1,368,126 (104,175) $2,873,000	$676,417 950,926 (18,294) $1,609,049

Deposits by directors and their related interests, as of December 31, 2001 and 2000 approximated $1,121,608 and $1,805,622, respectively.

Note 16 - Concentrations of Credit

The Company originates primarily commercial, residential, and consumer loans to customers in Manatee County, Florida, and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Manatee County and the surrounding counties.

Sixty-nine percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth under Note 6.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank's statutory capital, or approximately $1,125,000 at December 31, 2001.

Note 17 - Regulatory Matters

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the FRB. The Bank was chartered by the State of Florida and is a member of the Federal Reserve System. As such, the Bank is regulated by the Florida's Comptroller Office and by the FRB.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank. The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2001, none of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval.

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

Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank, as of December 31, 2001, meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the Bank was considered to be Well Capitalized. There are no conditions or events since December 31, 2001 that management believes have changed the Bank's Well Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio Tier 1 risk-based capital ratio Tier 1 leverage ratio	8.0% 4.0% 4.0%	10.0% 6.0% 5.0%

The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2001: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,871 4,462	11.2% 10.3%	$3,467 3,467	> >	8% 8%	$4,333 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,506 4,097	10.4% 9.5%	$1,733 1,733	> >	4% 4%	$2,600 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$4,506 4,097	8.5% 7.8%	$2,113 2,113	> >	4% 4%	$2,641 N/A	>	5% N/A
Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2000: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,352 4,966	22.9% 26.0%	$1,516 1,526	> >	8% 8%	$1,895 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,115 4,728	21.7% 24.8%	$758 763	> >	4% 4%	$1,137 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$4,115 4,728	24.4% 28.0%	$674 676	> >	4% 4%	$843 N/A	>	5% N/A

Note 18 - Dividends

The primary source of funds available to the Company to honor its financial obligations and pay cash dividends to its shareholders is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the years ended December 31, 2001, 2000 and 1999, no dividends were paid to shareholders.

Note 19 - Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
December 31,
	2001	2000
Assets: Cash Investment in Bank Other Assets Total Assets	$ 8,443 4,470,758 3,441 $4,482,642	$ 634,388 4,115,491 444 $4,750,323
Liabilities and Shareholders' Equity: Accounts payable Borrowings Total Liabilities	$25,935 $394,838 $420,773	$21,969 - - $21,969
Common stock Paid-in-capital Retained (Deficit) Accumulated comprehensive income Total Shareholders' equity Total Liabilities and Shareholders' equity	$ 11,461 5,992,278 (1,906,244) (35,626) $ 4,061,869 $ 4,482,642	$ 11,461 5,992,278 (1,275,385) - - $4,728,354 $4,750,323
Parent Company Statements of Income
December 31,
2001	2000	1999

Interest income
Miscellaneous expense
Income/(loss) before income tax, and equity
in undistributed (loss) of Bank
Income tax expense
Income/(loss) before equity in undistributed
(loss) of the Bank
Equity in undistributed loss of the Bank
Net loss

$10,274 (32,026) $(21,752) - - $(21,752) (609,107) $(630,859)	$33,572 (25,693) $ 7,879 - - $7,879 (704,868) $(696,989)	$95,812 (103,037) $(7,225) - - $(7,225) (459,641) $(466,866)

Parent Company Statements of Cash Flows
Year Ended December 31,
	2001	2000	1999

Cash flows from operating activities:
Net loss
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed loss of Bank
(Increase) in other assets
Increase in payables
Net cash used by operating activities

	$(630,859) 609,107 (2,997) 3,966 $ (20,783)	$(696,989) 704,868 43,593 (19,845) $ 31,627	$(466,866) 459,641 (31,935) 41,212 $ 2,052
Cash flows from investing activities: Investment in Bank Purchase of premises Net cash used by investing activities	$(1,000,000 - - $(1,000,000)	$ - - - - $ - -	$(5,280,000) 4,293 $(5,275,707)
Cash flows from financing activities: Sale of common stock, net Increase in borrowings Net cash provided by financing activities	$ - - 394,838 $394,838	$ - - - - $ - -	$5,956,617 (109,000) $5,847,617
Net (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of year Cash and cash equivalents, end of year	$(625,945) 634,388 $ 8,443	$ 31,627 602,761 $634,388	$573,962 28,799 $602,761
Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

The Registrant did not change accountants in 19972001 and continues to use the independent accounting firm of Francis & Company, CPAs.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
A.	Directors and Executive Officers.

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

Name	Age	Position with Company and Bank and Principal Occupation
Thomas C. Bennett, Jr.	78

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

Charles S. Conoley	43

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

Michael Shannon Glasgow	33

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

Barclay Kirkland, D.D.S.	47

Dr. Kirkland has served as a Class I director of the Company since May 18, 2000, and as a director of the Bank since February 2001. He has been in private practice in Bradenton for more than five years. He is a member of the American Academy of Peridontology and the American Academy of Anti-Aging Medicine, and is active in Rotary International.

C. Donald Miller, Jr.	64

Mr. Miller has served as a Class II director of the Company since October 2, 1998, and as a director of the Bank since October 25, 1999. He has served as President of Miller Enterprises of Manatee, Inc., which is engaged in real estate investments and other businesses, for the last five years. He is a past President of the Manatee County Chamber of Commerce.

Stephen C. Mullen	48

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

David K. Scherer	40

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

Bruce R. Shackelford	46

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

Elizabeth Thomason, D.M.D.	58

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

Mary Ann P. Turner	41

Mary Ann P. Turner has served as a Class III director of the Company since October 2, 1998, and as a director of the Bank since October 25, 1999. For the past six years, she has served as the Vice President and CFO of Len-Tran, Inc., a commercial landscape contracting company with offices in Bradenton and Naples, Florida.

Clarence R. Urban	56

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

Item 10.	Executive Compensation.

The following table sets forth the compensation paid to the sole named executive officer of the Company for the Company's completed fiscal year:

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)		Other Comp. (e)
Charles S. Conoley, President, Chief Executive Officer and Secretary of the Company	2001 2000 1999	$________ $96,000 $79,154	$_______ $ 9,600 $21,000		$0 $0 $0
Long Term Compensation
Name and Principal Position (a)	Year (b)	Re- stricted Stock Awards (f)	Securi- ties Underlying Options /SARs (g)	All LTIP Pay- outs (h)	Other Compen- sation (i)
Charles S. Conoley, President, Chief Executive Officer and Secretary of the Company	2001 2000 1999	$0 $0 $0	0 0 34,380	$0 $0 $0	$0 $0 $0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

On February 8, 2001, the Company granted certain non-executive employees of the Company non-qualified stock options to purchase 19,560 shares of the Common Stock subject to a three-year vesting schedule, exercisable at $6.50 per share. All such options lapse or expire on December 31, 2010, unless sooner terminated in whole or in part.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES
Value of	Shares Acquired on Exercise (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs at FY-end Exercisable /Unexercisable (d)	Value of Unexercised in-the-Money Options/Sars at Fy-End Exercisable /Unexercisable (e)(1)
Charles S. Conoley	0	0	20,628/13,752	$10,314/$6,876

_________________

  Dollar values have been calculated by determining the difference between the estimated fair market value of the Common Stock at December 31, 19972001 (i.e., $6.00 per share) and the exercise price of such options (i.e., $5.50).

EMPLOYMENT CONTRACTS

On October 28, 1998, the Company and the Bank entered into an employment agreement with Mr. Conoley (the "Employment Agreement"). Under the Employment Agreement, Mr. Conoley serves as Chief Executive Officer and President of the Company and the Bank at a starting annual base salary of $96,000. The base salary increases each year by the percentage increase in the Consumer Price Index. The initial term of the Employment Agreement ends on December 31, 2004, unless earlier terminated due to the death or complete disability of Mr. Conoley or "for cause" as defined in the Employment Agreement." In addition to his base salary, Mr. Conoley is entitled to receive a performance bonus ranging from 10% to 50% of his annual base salary depending on certain defined performance objectives and the Bank's composite rating. Also, the Employment Agreement provides for a severance payment for Mr. Conoley and an automatic vesting of all outstanding stock options in the event of Mr. Conoley's termination, other than for cause, after a change of control of the Bank.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

On March 21, 2002, the Company had 699 shareholders of record.

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth share ownership information as of March 21, 2002, with respect to the Common Stock, with respect to any person known to the Registrant to be a beneficial owner of more than 5% of the Common Stock*:

Name and Address of Beneficial Owner	Number of Shares	Percent of Class(1)
Tommy Duncan 417 Pullian Lane Royston, Georgia 30540	72,728	6.35%
Charles S. Conoley 410 68th Ct. N.W. Bradenton, Florida 34209	83,320(2)	7.02%
Michael Shannon Glasgow 1209-44th Avenue East Bradenton, Florida 34203	76,204(3)	6.50%
David K. Scherer 4239-63rd Street West Bradenton, Florida34209	76,078(4)	6.51%
Mary Ann P. Turner 1205-64th Street Court East Bradenton, Florida 34208	75,092(5)	6.44%
Cede & Co. (6) Box 20 Bowling Green Station New York, NY 10041	203,279	17.74%

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

(1) The percentages are based on 1,146,077 shares of Common Stock outstanding, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of March 21, 2002, by exercise of options and/or warrants.

(2) Includes 1,500 shares held as custodian for Max Conoley and 1,500 shares held as custodian for Alexandra Conoley, as to which Mr. Conoley disclaims beneficial ownership. Also includes 5,000 shares owned jointly with Mr. Conoley's wife. Also includes the right to acquire 20,628 shares pursuant to currently exercisable options and the right to acquire 20,256 shares pursuant to currently exercisable warrants.

(3) Includes 800 shares held as custodian for Savannah Glasgow as to which Mr. Glasgow disclaims beneficial ownership. Also includes 2,000 shares held jointly with mother Anita Glasgow and 10,910 shares held by Glasgow Horizon Limited Partnership, an affiliate. Also includes the right to acquire 25,654 shares pursuant to currently exercisable warrants.

(4) Includes 50,000 shares held jointly with his wife. Also includes the right to acquire 22,578 shares pursuant to currently exercisable warrants.

  Also includes the right to acquire 20,526 shares pursuant to currently exercisable warrants.
  Cede & Co. holds the shares as nominee.

SHARE OWNERSHIP OF MANAGEMENT

The following table sets forth share ownership information as of March 21, 2002 of the Common Stock with respect to (i) each director and named executive officer of the Registrant who beneficially owns Common Stock; and (ii) all directors and named executive officers of the Registrant as a group*:

Name and Address of Beneficial Owner	Number of Shares	Percent of Class(1)
Thomas C. Bennett, Jr. 6144-9th Avenue Circle, N.E. Bradenton, Florida 34202	3,028(2)	0.26%
Charles S. Conoley 410 68th Court N.W. Bradenton, Florida 34209	83,320(3)	7.02%
Michael Shannon Glasgow 1209-44th Avenue East Bradenton, Florida 34203	76,204(4)	6.50%
Barclay Kirkland, D.D.S. 2109-59th Street West Bradenton, Florida 34209	21,500(5)	1.88%
C. Donald Miller, Jr. 216 21st Street W. Bradenton, Florida 34205	5,028(6)	0.44%
Stephen C. Mullen 8440 North Tamiami Trail Sarasota, Florida 34243	35,551(7)	3.07%
David K. Scherer 4239-63rd Street West Bradenton, Florida34209	76,078(8)	6.51%
Bruce E. Shackelford P. O. Box 91 Ellington, Florida 34222	35,551(9)	3.07%
Elizabeth Thomason, D.M.D. 6204 98th-Street East Bradenton, Florida 34202	18,182(10)	1.59%
Mary Ann P. Turner 1205-64th Street Court East Bradenton, Florida 34208	75,092(11)	6.44%
Clarence R. Urban 2108 Whitfield Park Loop Sarasota, Florida 34243	66,891(12)	5.73%
All directors, nominees and named executive officers as a group (11)(13)	496,425	38.06%
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
  The percentages are based on 1,146,077 shares of Common Stock outstanding, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of March 21, 2002, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.
  Also includes 1,028 shares pursuant to currently exercisable warrants.
  Includes 1,500 shares held as custodian for Max Conoley and 1,500 shares held as custodian for Alexandra Conoley, as to which Mr. Conoley disclaims beneficial ownership. Also includes 5,000 shares owned jointly with Mr. Conoley's wife. Also includes the right to acquire 20,628 shares pursuant to currently exercisable options and the right to acquire 20,526 shares pursuant to currently exercisable warrants.
  Includes 800 shares held as custodian for Savannah Glasgow as to which Mr. Glasgow disclaims beneficial ownership. Also includes 2,000 shares held jointly with mother Anita Glasgow, 10,910 shares held by Glasgow Horizon Limited Partnership, an affiliate. Also includes the right to acquire 25,654 shares pursuant to currently exercisable warrants.
  Includes 21,000 shares held jointly with his wife. Also includes 250 shares held as custodian for Cari Beth Kirkland, and 250 shares held as custodian for Chloe Fay Kirkland, as to all of which Dr. Kirkland disclaims beneficial ownership.
  Includes 2,000 shares held by his wife, as to which Mr. Miller disclaims beneficial ownership. Also includes the right to acquire 1,028 shares pursuant to currently exercisable warrants.
  Held jointly with his wife. Also includes the right to acquire 12,826 shares pursuant to currently exercisable warrants.
  Includes 50,000 shares held jointly with his wife. Also includes the right to acquire 22,578 shares pursuant to currently exercisable warrants.
  Held by Triple S Forms Profit Sharing for the benefit of Mr. Shackelford. Also includes the right to acquire 12,826 shares pursuant to currently exercisable warrants.
  Held jointly with her husband.
  Also includes the right to acquire 20,526 shares pursuant to currently exercisable warrants.
  Also includes the right to acquire 20,526 shares pursuant to currently exercisable warrants.
  Ten-year warrants to purchase Common Stock at the original offering price of $5.50 per share were issued to each director of the Company and the Bank (except Mr. Kirkland and Ms. Thomason) on the basis, subject to a certain limitation, of one warrant to purchase .8467 shares of Common Stock for each share that such director purchased in the 1999 public offering. The right to exercise the warrants vests for one-third (1/3) of the shares covered by each warrant on each anniversary of the date the Bank opened for business, so long as the holder has served continuously as a director of the Company and the Bank from the Bank's opening until the particular anniversary and has attended a minimum of seventy-five percent (75%) of the meetings during such period. A total of 206,280 warrants were issued on October 25, 1999 (the date the Bank opened for business), 137,520 of which vested on October 25, 2001.
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
3(1)

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

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON BANCORPORATION, INC.
(Registrant)

BY: /S/ Charles S. Conoley
Charles S. Conoley, President, Principal
Executive Officer, Principal Financial Officer

Date: March 26, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Thomas C. Bennett, Jr. Thomas C. Bennett, Jr.	Director	March 26, 2002
/S/ Charles S. Conoley Charles S. Conoley	President, Chief Executive Officer, Secretary and Director	March 26, 2002
/S/ Michael Shannon Glasgow Michael Shannon Glasgow	Director	March 26, 2002
/S/ Barclay Kirkland, D.D.S. Barclay Kirkland, D.D.S.	Director	March 26, 2002
/S/ C. Donald Miller, Jr. C. Donald Miller, Jr.	Director	March 26, 2002
/S/ Stephen C. Mullen Stephen C. Mullen	Director	March 26, 2002
/S/ David K. Scherer David K. Scherer	Director	March 26, 2002
/S/ Bruce E. Shackelford Bruce E. Shackelford	Director	March 26, 2002
/S/ Elizabeth Thomason, D.M.D. Elizabeth Thomason, D.M.D.	Director	March 26, 2002
/S/ Marry Ann P. Turner Marry Ann P. Turner	Director	March 26, 2002
/S/ Clarence R. Urban Clarence R. Urban	Chairman of the Board and Director	March 26, 2002