Form 10QSB
period 2002-03-31
HORIZON BANCORPORATION INC
filed 2002-05-15
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
Commission File No. 333-71773

HORIZON BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State of Incorporation)	65-0840565 (I.R.S. Employer Identification No.)

900 53rd Avenue East, Bradenton, Florida 34203
(Address of Principal Executive Offices)

(941) 753-2265
(Issuer's Telephone Number, Including Area Code)

N/A
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

Common stock, par value $.01 per share, 1,146,077 shares issued and outstanding as of May 12, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets (Unaudited)
ASSETS	March 31, 2002	December 31, 2001
Cash and due from banks Federal funds sold Total cash and cash equivalents	$3,419,105 879,000 4,298,105	$1,556,213 ________- - 1,556,213
Securities:
Securities available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	13,400,012 43,795,448 1,944,842 527,809 63,966,216	13,189,910 38,304,656 1,991,793 __473,977 55,516,549
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Borrowings Other liabilities Total Liabilities	5,580,482 53,974,856 59,555,338 403,432 60,829 60,019,599	5,611,815 45,337,699 50,949,514 394,838 110,328 51,454,680
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,146,077 shares issued and outstanding	11,461	11,461
Paid-in-capital	5,992,278	5,992,278
Retained (deficit)	(1,955,728)	(1,906,244)
Accumulated other comprehensive income	(101,394)	(35,626)
Total Stockholders' Equity	3,946,617	4,061,869
Total Liabilities and Stockholders' Equity	$63,966,216	$55,516,549

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statement of Income (Unaudited)
	For the three months ended March 31,
	2002	2001
Interest and fees on loans and investments	$1,024,515	$592,881
Interest expense	484,987	348,300
Net interest income	$539,528	$244,581
Provision for loan losses	68,545	10,000
Net interest income after provision for loan losses	$470,983	$234,581
Other income:
Service fees on deposit accounts	$37,146	$22,574
Other income	17,033	3,507
Total other income	$54,179	$26,081

Operating expenses:
Salaries
Employee benefits
Depreciation and amortization
Data Processing
Legal and professional
Regulatory assessments
Insurance expense
Advertising & promotional
Miscellaneous other expenses

	$240,563 60,102 60,479 55,110 16,472 8,908 8,549 14,203 110,260	$166,297 44,664 40,456 26,523 11,040 4,705 7,352 22,572 75,829
Total operating expenses	$574,646	$399,438
Net (loss) before taxes	$(49,484)	$(138,776)
Income taxes	- -	- -
Net (loss)	$(49,484)	$(138,776)
Basic (loss) per share	$ (.04)	$ (.12)
Diluted (loss) per share	$ (.04)	$ (.12)

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
Bradenton, Florida
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2002	2001
Cash flows used by operating activities	$(27,929)	$163,566
Cash flows from investing activities: Increase in loans, net	(5,559,337)	(4,622,460)
Securities available for sale: Purchases Maturities and pay downs	(1,567,421) 1,291,551	(2,632,985) - -
Securities held-to-maturity: Maturities and pay-downs Purchase of fixed assets	- - (9,390)	1,399,678 (93,909)
Net cash used by investing activities	$(5,844,597)	$(5,949,676)
Cash flows from financing activities:
Increase in borrowings Increase in deposits	8,594 8,605,824	- - 4,956,155
Net cash provided by financing activities	8,614,418	4,956,155
Net (decrease) in cash and cash equivalents	2,741,892	(829,955)
Cash and cash equivalents, beginning of period	1,556,213	3,452,946
Cash and cash equivalents, end of period	$4,298,105	$2,622,991

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended March 31, 2001 and 2002

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehen-sive Income
	Shares	Par Value				Total
Balance, December 31, 2000	1,146,077	$11,461	$5,992,278	$(1,275,385)	$ - -	$4,728,354
Comprehensive Income: Net income (loss), three-month period ended March 31, 2001	- -	- -	- -	(138,776)	- -	(138,776)
Net unrealized gains on securities, three-month period ended March 31, 2001 Total comprehensive income	- - - -	- - - -	- - - -	- - (138,776)	1,397 1,397	1,397 (137,379)
Balance, March 31, 2001	1,146,077	$11,461	$5,992,278	$(1,414,161)	$1,397	$4,590,975
Balance, December 31, 2001	1,146,077	$11,461	$5,992,278	$(1,906,244)	$(35,626)	$4,061,869
Comprehensive Income: Net income (loss), three-month period ended March 31, 2002	- -	- -	- -	(49,484)	- -	(49,484)
Net unrealized gains on securities, three-month period ended March 31, 2002	- -	- -	- -	- -	(65,768)	(65,768)
Total comprehensive income	- -	- -	- -	(49,484)	(65,768)	(115,252)
Balance, March 31, 2002	1,146,077	$ 11,461	$5,992,278	$(1,955,728)	$101,394	$3,946,617

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2002

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.

Note 2 - Summary of Organization

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"), is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank commenced operations. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2002 and December 31, 2001, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2002 and December 31, 2001, there were no shares of the Company's preferred stock issued or outstanding.

Note 3 - Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". FASB 143 is effective for fiscal years beginning after December 15, 2002. The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total assets increased by $8.5 million, to $64.0 million during the three-month period ended March 31, 2002. More specifically, cash and cash equivalents increased by $2.7 million, to $4.3 million; securities increased by $.2 million, to $13.4 million; and loans increased by $5.5 million, to $43.8 million. To fund the $8.5 million increase in assets, customer deposits were increased by $8.6 million, to $59.5 million, while the capital accounts decreased by $.1 million, to $3.9 million.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.3 million, representing 6.7% of total assets. Investment securities, which amounted to $13.4 million or 20.9% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital

	Bank's March 31, 2002	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	7.2% 10.7%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.2% and risk weighted ratio of 10.7% are above the required minimum. One should note, however, that if the Bank continues to grow in 2002 at the rate experienced in 2001, then a capital injection into the Bank's capital accounts may be necessary.

Results of Operations

Net loss for the three-month period ended March 31, 2002 amounted to $(49,484), or $(.04) per diluted share. For the three-month period ended March 31, 2001, net loss amounted to $(138,776), or $(.12) per diluted share. Below is a brief discussion concerning the Company's operational results for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001.

  Interest income, which represents interest received on interest earning assets, increased from $592,881 for the three-month period ended March 31, 2001 to $1,024,515 for the three-month period ended March 31, 2002, an increase of $431,634. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $348,300 for the three-month period ended March 31, 2001 to $484,987 for the three-month period ended March 31, 2002, an increase of $136,687. Because the growth in interest income during the three-month period ended March 31, 2002 out-paced the increase in the cost of funds, net interest income grew from $244,581 for the three-month period ended March 31, 2001 to $539,528 for the three-month period ended March 31, 2002.

Net interest yield, defined as net interest income divided by average interest earning assets, increased from 3.54% during the three-month period ended March 31, 2001 to 3.84% during the three-month period ended March 31, 2002. This increase is significant in light of the fact that the majority of financial institutions are experiencing a decline in the net interest yield caused primarily by the declining interest rate environment. Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2002.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 1,116	$ 4	1.58%
Securities	13,070	188	5.75%
Loans	42,032	833	7.93%
Total	$56,218	$1,025	7.29%
Borrowings	$ 1,399	$ 9	2.57%
Transactional accounts	12,330	61	1.98%
Savings	2,578	16	2.48%
CD's	33,075	399	4.83%
Total	$49,382	$485	3.93%
Net interest income		$540
Net yield on earning assets			3.84%

  For the three-month period ended March 31, 2002, non-interest income amounted to $54,179, or .35% of average assets. By comparison, non interest income for three-month period ended March 31, 2001 amounted to $26,081, or .32% of average assets. The majority of the increased was caused by the increase in transactional account volume.

  For the three-month period ended March 31, 2002, non-interest expense amounted to $574,646, or 3.72% of average assets. By comparison, for the three-month period ended March 31, 2001, non interest expense amounted to $399,438, or 5.17% of average assets. On a percentage basis, the decrease from 5.17% for the three-month period ended March 31, 2001 to 3.72% for the three-month period ended March 31, 2002 is significant. This decrease is primarily due to the improvement of operational efficiencies.

  Provision for loan losses for three-month periods ended March 31, 2002 and 2001 amounted to $68,545 and $10,000, respectively. The increase of $58,545 in the provision is considered significant and was caused by management's decision to increase the allowance for loan losses as a percent of gross loans because the economic recovery appears to be losing momentum. Note that if management had maintained the same amount of provision for the three-month period ended March 31, 2002 as it had for the three-month period ended March 31, 2001, then the three-month period ended March 31, 2002 would have been the first calendar quarter during which the Company would have posted a profit.

During the three-month period ended March 31, 2002, the allowance for loan losses increased by $65,000, to $430,000. The allowance for loan losses as a percentage of gross loans increased from .94% at December 31, 2001 to .97% at March 31, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if it was to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

The Company cautions readers of this report that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that its expectations of future performance are based on reasonable assumptions within the bounds of its knowledge of the Company's business and operations, there can be no assurance that actual results will not differ materially from their expectations.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a) (b)	None. None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits: None
(b)	Reports on Form 8-K Registrant filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)