Form 10QSB
period 2002-06-30
HORIZON BANCORPORATION INC
filed 2002-08-13
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
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

Common stock, par value $.01 per share, 1,146,077 shares issued and outstanding as of August 12, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets (Unaudited)
ASSETS	June 30, 2002	December 31, 2001
Cash and due from banks Federal funds sold Total cash and cash equivalents	$3,582,951 - - 3,582,951	$1,556,213 ________- - 1,556,213
Securities: Securities available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	13,400,140 50,994,278 1,887,051 499,210 70,363,630	13,189,910 38,304,656 1,991,743 473,977 55,516,549
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Borrowings Other liabilities Total Liabilities	6,416,776 58,231,879 64,648,655 1,422,196 158,495 66,229,346	5,611,815 45,337,699 50,949,514 394,838 110,328 51,454,680
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,146,077 shares issued and outstanding	$11,461	11,461
Paid-in-capital	5,992,278	5,992,278
Retained (deficit)	(1,946,924)	1,906,244)
Accumulated other comprehensive income	77,469	(35,626)
Total Stockholders' Equity	4,134,284	4,061,869
Total Liabilities and Stockholders' Equity	$70,363,630	$55,516,549

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Operations (Unaudited)
	For the three months ended June 30,
	2001	2000
Interest and fees on loans and investments	$1,079,781	$708,344
Interest expense	496,296	383,068
Net interest income	583,485	325,276
Provision for loan losses	45,000	112,297
Net interest income after provision for loan losses	538,485	212,979
Other income:
Service fees on deposit accounts	38,554	17,975
Other income	11,044	1,988
Gain or sale of assets	9,873	- -
Total other income	59,471	$19,963

Operating expenses:
Salaries
Employee benefits
Depreciation and amortization
Data processing
Legal and professional
Regulatory assessments
Insurance expense
Rent expense
Advertising & promotional
Miscellaneous other expenses

	233,762 59,797 52,509 56,641 37,097 9,499 10,259 24,453 11,299 93,835 589,151	200,595 46,638 41,046 34,435 31,623 2,397 4,957 9,540 21,067 72,520 464,818
Total operating expenses
Net income (loss) before taxes	8,805	(231,876)
Income taxes	- -	- -
Net (loss)	$8,805	$(231,876)
Basic (loss) per share	$.01	$(.20)
Diluted (loss) per share	$.01	$(.20)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Operations (Unaudited)
	For the six months ended June 30,
	2002	2001
Interest and fees on loans and investments	$2,104,296	$1,301,225
Interest expense	981,283	731,368
Net interest income	1,123,013	569,857
Provision for loan losses	113,545	122,297
Net interest income after provision for loan losses	1,009,468	447,560
Other income:
Service fees on deposit accounts Other income Gain on sale of assets	75,700 28,077 9,873	40,549 5,495 - -
Total other income	113,650	46,044

Operating expenses:
Salaries
Employee benefits
Depreciation and amortization
Data processing
Legal and professional
Regulatory assessments
Insurance expense
Rent expense
Advertising & promotional
Miscellaneous other expenses

	474,325 119,899 112,988 111,751 53,569 18,407 18,808 48,358 25,502 180,190 1,163,797	366,892 91,302 81,502 60,958 42,663 7,102 9,662 9,540 43,639 150,996 864,256
Total operating expenses
Net (loss) before taxes	(40,679)	(370,652)
Income taxes	- -	- -
Net (loss)	$(40,679)	$(370,652)
Basic (loss) per share	$(.04)	$(.32)
Diluted (loss) per share	$(.04)	$(.32)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statements of Cash Flows (Unaudited)
	For the six months ended June 30,
	2002	2001
Net cash used by operating activities	$388,794	$(168,936)
Cash flows from investing activities:
Securities available for sale: Purchases	(1,567,549)	(4,294,103)
Maturities and pay downs	1,291,551	1,184,790
Securities held-to-maturity:
Maturities and pay downs	- -	2,539,472
Purchase of fixed assets	(9,390)	(176,115)
Increase in loans, net	(12,803,167)	(11,009,387)
Net cash used in investing activities	(13,088,555)	(11,755,343)
Cash flows from financing activities:
Increase in borrowings Increase in deposits	1,027,358 13,699,141	385,315 11,167,551
Net cash provided from financing activities	14,726,499	11,552,866
Net increase in cash and cash equivalents	2,026,738	(371,413)
Cash and cash equivalents, at beginning of period	1,556,213	3,452,946
Cash and cash equivalents, at end of period	$3,582,951	$3,081,533

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2000 and 2001
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 1999	1,146,077	$11,461	$5,992,278	$(1,275,385)	$ - -	$4,728,354
Comprehensive Income: Net income (loss), six-month period ended June 30, 2001	- -	- -	- -	(370,652)	- -	(370,652)
Net unrealized losses on securities, six-month period ended June 30, 2001	- -	- -	- -	- -	(1,907)	(1,907)
Total comprehensive income	- -	- -	- -	(370,652)	(1,907)	(372,559)
Balance, June 30, 2001	1,146,077	$11,461	$5,992,278	$(1,646,037)	$(1,907)	$4,355,795

Balance, December 31, 2001	1,146,077	$11,461	$5,992,278	$(1,906,244)	$(35,626)	$4,061,869
Comprehensive Income: Net income (loss), six-month period ended June 30, 2002	- -	- -	- -	(40,680)	- -	(40,680)
Net unrealized gains on securities, six-month period ended June 30, 2002 Total comprehensive income	- - - -	- - - -	- - - -	- - (40,680)	113,095 113,095	113,095 72,415
Balance, June 30, 2002	1,146,077	$11,461	$5,992,278	$(1,946,924)	$77,469	$4,134,284

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2002

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2002 and December 31, 2001, there were 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2002 and December 31, 2001, there were no shares of the Company's preferred stock issued or outstanding.

Note 3 - Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 did not have a material impact on the financial position or results of operations of the Company.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total assets increased by $14.9 million, to $70.4 million during the six-month period ended June 30, 2002. More specifically, cash and cash equivalents increased by $2.0 million, to $3.6 million; securities increased by $.2 million, to $13.4 million; and loans increased by $12.7 million, to $51.0 million. To fund the $14.9 million increase in assets, customer deposits were increased by $13.7 million, to $64.4 million, borrowings increased by $1.1 million, to $1.4 million, and capital accounts increased by $.1 million, to $4.1 million.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.6 million, representing 5.1% of total assets. Investment securities, which amounted to $13.4 million or 19.0% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

	Bank's June 30, 2002	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	6.7% 8.8%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 6.7% and risk weighted ratio of 8.8% are well above the required minimum. One should note, however, that if in the second half of calendar year 2002 the Bank continues to grow at the rate experienced during the first half of calendar year 2002, then a capital injection into the Bank's capital accounts may be necessary.

Results of Operations

For the three-month period ended June 30, 2002, net income amounted to $8,805, or $.01 per diluted share. This represents the first positive quarterly income results since the Company's inception. By comparison, net (loss) for the three-month period ended June 30, 2001 amounted to $(231,876), or $(.20) per diluted share. The reasons for the improvement in the results for the three-month period ended June 30, 2002 when compared to the three-month period ended June 30, 2001 are as follows:

  Net interest income increased from $325,276 for the three-month period ended June 30, 2001 to $583,485 for the three-month period ended June 30, 2002. This increase is due to both higher average earning assets and a higher net interest yield.

  Non-interest income for the three-month period ended June 30, 2002 was $59,471, an amount significantly higher than the $19,963 obtained during the three-month period ended June 30, 2001.

  Provision for loan losses for the three-month period ended June 30, 2002 and 2001 were $45,000 and $112,297, respectively. Management believes that the current quality of the assets is such that higher provisions are currently not necessary.

Net (loss) for the six-month period ended June 30, 2002 amounted to $(40,679), or $(.04) per diluted share. For the six-month period ended June 30, 2001, net (loss) amounted to $(370,652), or $(.32) per diluted share. Below is a brief discussion concerning the Company's operational results for the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001.

a. Interest income, which represents interest received on interest earning assets, increased from $1,301,225 for the six-month period ended June 30, 2001 to $2,104,296 for the six-month period ended June 30, 2002, an increase of $803,071. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $731,368 for the six-month period ended June 30, 2001 to $981,283 for the six-month period ended June 30, 2002, an increase of $249,915. Because the growth in interest income during the six-month period ended June 30, 2002 out-paced the increase in the cost of funds, net interest income grew from $569,857 for the six-month period ended June 30, 2001 to $1,123,013 for the six-month period ended June 30, 2002.

Net interest yield, defined as net interest income divided by average interest earning assets, increased from 3.79% during the six-month period ended June 30, 2001 to 3.82% during the six-month period ended June 30, 2002. This increase is significant in light of the fact that the majority of financial institutions are experiencing a decline in the net interest yield caused primarily by the declining interest rate environment. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2002.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 658	$ 5	1.52%
Securities	13,341	380	5.70%
Loans	44,786	1,719	7.68%
Total	$58,785	$2,104	7.16%
Borrowings	$ 1,408	$ 18	2.56%
Transactional accounts	12,881	124	1.93%
Savings	2,725	32	2.35%
CD's	37,830	807	4.27%
Total	$54,844	$ 981	3.58%
Net interest income		$1,123
Net yield on earning assets			3.82%

b. For the six-month period ended June 30, 2002, non-interest income amounted to $113,650, or .35% of average assets. By comparison, non interest income for the six-month period ended June 30, 2001 amounted to $46,044, or .35% of average assets. The majority of the increase (on a monetary basis) was caused by the increase in transactional account volume.

c. For the six-month period ended June 30, 2002, non-interest expense amounted to $1,163,797, or 3.60% of average assets. By comparison, for the six-month period ended June 30, 2001, non interest expense amounted to $864,256, or 5.19% of average assets. This decrease (on a percentage basis) is primarily due to the improvement of operational efficiencies.

During the six-month period ended June 30, 2002, the allowance for loan losses increased by $110,000, to $475,000. Despite the increase, however, the allowance for loan losses as a percentage of gross loans decreased from .94% at December 31, 2001 to .92% at June 30, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

The 2002 Annual Meeting of Shareholders of the Company was held on May 8, 2002. The following table sets forth the name of each individual elected at the 2002 Annual Meeting to serve a three-year term as a Class III director, and the results of voting with respect to each director:

	David K. Scherer Elizabeth Thomason, D.M.D. Mary Ann P. Turner Clarence R. Urban	Votes For 882,491 882,491 882,491 882,491	Votes Withheld 4,850 4,850 4,850 4,850

No other matters were presented or voted on at the Annual Meeting.

The following persons did not stand for reelection at the 2002 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Thomas C. Bennett, Jr., Charles S. Conoley, M. Shannon Glasgow, Barclay Kirkland, D.D.S., C. Donald Miller, Jr., Stephen C. Mullen and Bruce E. Shackleford.

Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K.
A. Exhibits: 99.1 Certification pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
B. Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)