Form 10QSB
period 2002-09-30
HORIZON BANCORPORATION INC
filed 2002-11-12
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
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

Common stock, par value $.01 per share, 1,147,410 shares issued and outstanding as of November 12, 2002.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets (Unaudited)
ASSETS	September 30, 2002	December 31, 2001
Cash and due from banks Federal funds sold Total cash and cash equivalents	$3,767,278 895,000 4,662,278	$1,556,213 ________- - 1,556,213
Securities: Securities available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	11,269,356 54,866,042 1,862,866 747,505 $73,408,047	13,189,910 38,304,656 1,991,793 473,977 $55,516,549
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Borrowings Other liabilities Total Liabilities	$5,598,371 62,987,787 68,586,158 426,066 180,700 $69,192,924	$5,611,815 45,337,699 50,949,514 394,838 110,328 $51,454,680
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,147,410 and 1,146,077 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	$11,474	$11,461
Paid-in-capital	5,999,596	5,992,278
Retained (deficit)	(1,875,116)	(1,906,244)
Accumulated other comprehensive income	79,169	(35,626)
Total Stockholders' Equity	4,215,123	4,061,869
Total Liabilities and Stockholders' Equity	$73,408,047	$55,516,549

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Operations (Unaudited)
	For the three months ended September 30,
	2002	2001
Interest and fees on loans and investments	$1,178,127	$752,242
Interest expense	515,328	444,406
Net interest income	$662,799	$307,836
Provision for loan losses	61,000	33,657
Net interest income after provision for loan losses	$601,799	$274,179
Other income:
Service fees on deposit accounts	$44,982	$29,202
Gain or sale of assets	3,062	- -
Other income	9,897	3,585
Total other income	$57,941	$32,787

Operating expenses:
Salaries and wages
Employee benefits
Depreciation and amortization
Legal and professional
Insurance expense
Supplies and printing
Utilities and telephone
Postage and courier
Data processing
Advertising & promotional
Miscellaneous other expenses

	$227,963 61,295 59,534 16,999 14,561 11,922 12,158 13,176 55,951 12,508 $101,866	$175,084 44,747 41,052 27,434 13,382 22,129 13,131 9,871 35,759 20,763 $46,561
Total operating expenses	$587,933	$449,913
Net income (loss) before taxes	$71,807	$(142,947)
Income taxes	- -	- -
Net (loss)	71,807	(142,947)
Basic (loss) per share	$.06	$(.12)
Diluted (loss) per share	$.06	$(.12)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Operations (Unaudited)
	For the nine months ended September 30,
	2002	2001
Interest and fees on loans and investments	$3,282,423	$2,053,467
Interest expense	1,496,611	1,175,774
Net interest income	$1,785,812	$877,693
Provision for loan losses	174,545	155,954
Net interest income after provision for loan losses	$1,611,267	$721,739
Other income:
Service fees on deposit accounts Gain on sale of securities Gain on sale of assets Other income	$120,682 3,062 9,873 37,974	$69,751 - - - - 9,080
Total other income	$171,591	$78,831
Operating expenses:

Salaries and wages
Employee benefits
Depreciation and amortization
Legal and professional
Insurance expense
Supplies and printing
Utilities and telephone
Postage and courier
Data Processing
Advertising & promotional
Miscellaneous other expenses

	$702,288 181,194 172,522 70,568 33,369 40,941 34,768 36,653 167,702 38,010 273,715	$541,976 136,049 122,554 70,097 23,044 56,170 31,528 27,381 96,717 64,402 144,251
Total operating expenses	$1,751,730	$1,314,169
Net income (loss) before taxes	$31,128	$(513,599)
Income taxes	- -	- -
Net income (loss)	$31,128	$(513,599)
Basic income (loss) per share	$.03	$(.45)
Diluted income (loss) per share	$.03	$(.45)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended September 30,
	2002	2001
Cash flows used by operating activities	$253,029	$(405,897)
Cash flows from investing activities:
Available for sale securities:
Sale of securities	$492,500	- -
Purchases	(2,071,864)	(8,051,298)
Maturities and pay downs	3,536,640	1,349,005
Securities held-to-maturity:
Maturities and pay downs	- -	2,785,671
(Increase) in loans, net	(16,735,931)	(14,930,019)
Purchase of fixed assets	(43,512)	(320,516)
Net cash used by investing activities	$(14,822,167)	$(19,167,157)
Cash flows from financing activities:
Increase in deposits Increase in borrowings Exercise of stock options	$17,636,644 31,228 7,331	$20,681,359 390,734 - -
Net cash provided by financing activities	$17,675,203	$21,072,093
Net increase in cash	$3,106,065	$1,499,039
Cash at beginning of period	1,556,213	3,452,946
Cash at end of period	$4,662,278	$4,951,895

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 2001 and 2002
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2000	1,146,077	$11,461	$5,992,278	$(1,275,385)	$ - -	$4,728,554
Comprehensive Income: Net income (loss), nine-month period ended September 30, 2001	- -	- -	- -	(513,599)	- -	(513,599)
Net unrealized gains on securities, nine-month period ended September 30, 2001	- -	- -	- -	- -	9,862	9,862
Total comprehensive income	- -	- -	- -	(513,599)	9,862	(503,737)
Balance, September 30, 2001	1,146,077	$11,461	$5,992,278	$(1,788,984)	$9,862	$4,224,617

Balance, December 31, 2001	1,146,077	$11,461	$5,992,278	$(1,906,244)	$(35,626)	$4,061,869
Exercise of stock options	1,333	13	7,318	- -	- -	7,331
Comprehensive Income: Net income nine-month period ended September 30, 2002	- -	- -	- -	31,128	- -	31,128
Net unrealized gains on securities, nine-month period ended September 30, 2002 Total comprehensive income	- - - -	- - - -	- - - -	- - 31,128	114,795 114,795	114,795 145,923
Balance, September 30, 2002	1,147,410	$11,474	$5,999,596	$(1,875,116)	$79,169	$4,215,123

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2001.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2002 and December 31, 2001, there were 1,147,410 and 1,146,077 shares, respectively, of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2002 and December 31, 2001, there were no shares of the Company's preferred stock issued or outstanding.

Note 3 - Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("FASB 145") updates and clarifies certain existing accounting pronouncements. FASB Statements No. 4 and 64 require all gains and losses arising from the extinguishment of debt to be aggregated and classified as extraordinary items, net of tax effect. FASB No. 145 provides additional guidance in classifying gains and losses arising from the extinguishment of debt. FASB Statement No. 44 establishes accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, FASB Statement No. 44 is no longer necessary. FASB Statement No. 145 amends FASB Statement No. 13 and requires that certain lease modifications that have economic effects similar to those of sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB 145 also makes a few technical corrections to existing pronouncements. FASB 145 is effective for transactions occurring after May 15, 2002. The adoption of FASB 145 by the Company did not have a material impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FASB 146") addresses financial accounting and reporting for costs associated with exit or disposal activities. FASB 146 nullifies Emerging Issues Task Force Issue No. 94-3 because FASB 146 requires that liabilities assumed for costs associated with an exit or disposal activity be recognized when such liabilities are incurred rather than when the entity commits to an exit plan. FASB 146 is effective for transactions initiated after December 31, 2002. The adoption of FASB 146 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions" (FASB "147") provides guidance on accounting for the acquisition of certain financial institutions. FASB 147 addresses and resolves inconsistencies between FASB Statements No. 72 and 142. The provisions of FASB 147 are effective after September 30, 2002. The adoption of FASB 147 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total assets increased by $17.9 million, to $73.4 million during the nine-month period ended September 30, 2002. More specifically, cash and cash equivalents increased by $3.1 million, to $4.7 million; securities decreased by $1.8 million, to $11.3 million; and loans increased by $16.6 million, to $54.9 million. To fund the $17.9 million increase in assets, customer deposits were increased by $17.6 million, to $68.6 million, borrowings and other liabilities increased by $.1 million, to $.6 million, and capital accounts increased by $.2 million, to $4.2 million.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.7 million, representing 6.4% of total assets. Investment securities, which amounted to $11.3 million or 15.3% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

	Bank's September 30, 2002	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	6.3% 8.3%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 6.3% and risk weighted ratio of 8.3% are above the required minimum. It is noted, however, that these two ratios are only slightly above the regulatory guidelines for adequately capitalized banks. Therefore, a capital injection may be necessary in the near future, especially if the Bank continues to grow at its current (2002) pace or if the Bank's asset mix changes materially from its current position.

Results of Operations

For the three-month period ended September 30, 2002, net income amounted to $71,807, or $.06 per diluted share. By comparison, net (loss) for the three-month period ended September 30, 2001 amounted to $(142,947), or $(.12) per diluted share. The reasons for the improvement in the results for the three-month period ended September 30, 2002 when compared to the three-month period ended September 30, 2001 are as follows:

  Net interest income increased from $307,836 for the three-month period ended September 30, 2001 to $662,799 for the three-month period ended September 30, 2002. This increase is due to both higher average earning assets and a higher net interest yield.

  Non-interest income for the three-month period ended September 30, 2002 was $57,941, an amount significantly higher than the $32,787 obtained during the three-month period ended September 30, 2001. The increase is due to higher transactional volume and higher fees.

  Non-interest expense increased from $449,913 for the three-month period ended September 30, 2001 to $587,933 for the three-month period ended September 30, 2002. Despite this $138,020 increase in operating expense, non-interest expense as a percent of average assets declined from 4.74% to 3.65%, suggesting improved efficiencies.

Net income for the nine-month period ended September 30, 2002 amounted to $31,128, or $.03 per diluted share. For the nine-month period ended September 30, 2001, net (loss) amounted to $(513,599), or $(.45) per diluted share. The year-to-date results for the nine-month period ended September 30, 2002 represent the first positive year-to-date results since the Bank commenced operations. Below is a brief discussion concerning the Company's operational results for the nine-month period ended September 30, 2002, as compared to the nine-month period ended September 30, 2001.

a. Interest income, which represents interest received on interest earning assets, increased from $2,053,467 for the nine-month period ended September 30, 2001 to $3,282,423 for the nine-month period ended September 30, 2002, an increase of $1,238,956. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $1,175,774 for the nine-month period ended September 30, 2001 to $1,496,611 for the nine-month period ended September 30, 2002, an increase of $320,837. Because the growth in interest income during the nine-month period ended September 30, 2002 out-paced the increase in the cost of funds, net interest income grew from $877,693 for the nine-month period ended September 30, 2001 to $1,785,812 for the nine-month period ended September 30, 2002, an increase of $908,119.

Net interest yield, defined as net interest income divided by average interest earning assets, increased from 3.55% during the nine-month period ended September 30, 2001 to 3.89% during the nine-month period ended September 30, 2002. This increase is significant in light of the fact that the majority of financial institutions are experiencing a decline in the net interest yield caused primarily by the declining interest rate environment. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2002.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 749	$ 9	1.60%
Securities	13,067	551	5.62%
Loans	47,440	2,722	7.65%
Total	$61,256	$3,282	7.14%
Borrowings	$ 1,129	$ 22	2.60%
Transactional accounts	13,301	188	1.88%
Savings	2,929	50	2.28%
CD's	39,789	1,236	4.14%
Total	$57,148	$1,496	3.49%
Net interest income		$1,786
Net yield on earning assets			3.89%

b. For the nine-month period ended September 30, 2002, non-interest income amounted to $171,591, or .34% of average assets. By comparison, non interest income for the nine-month period ended September 30, 2001 amounted to $78,831, or .29% of average assets. The majority of the increase (on a monetary basis) was caused by the increase in transactional account volume.

c. For the nine-month period ended September 30, 2002, non-interest expense amounted to $1,751,730, or 3.48% of average assets. By comparison, for the nine-month period ended September 30, 2001, non interest expense amounted to $1,314,169, or 4.82% of average assets. This decrease (on a percentage basis) is primarily due to the improvement of operational efficiencies.

During the nine-month period ended September 30, 2002, the allowance for loan losses increased by $80,000, to $445,000. Despite the increase, however, the allowance for loan losses as a percentage of gross loans decreased from .94% at December 31, 2001 to .80% at September 30, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Item 3.	Controls and Procedures.

On October 29, 2002, within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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
A. Exhibits: The following exhibit is filed with this report: 99.1 - Certification pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
B. Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ James J. Bazata James J. Bazata Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 12, 2002

CERTIFICATIONS

I, Charles S. Conoley, certify that:

l. I have reviewed this quarterly report on Form 10-QSB of Horizon Bancorporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of October 29, 2002, a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002.

/S/ Charles S. Conoley
Charles S. Conoley
President and Chief Executive Officer

CERTIFICATIONS

I, James J. Bazata, certify that:

l. I have reviewed this quarterly report on Form 10-QSB of Horizon Bancorporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of October 29, 2002, a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002.

/S/ James J. Bazata
James J. Bazata
Senior Vice President and Chief Financial Officer