Form 10KSB
period 2002-12-31
HORIZON BANCORPORATION INC
filed 2003-03-25
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
_____________

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002

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

Yes
_________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2002 were $4,756,352.

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 24, 2003, was $4,849,056. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value of the common stock of the Registrant held by non-affiliates was computed by reference to the fair market value of the common stock as of March 24, 2003 (i.e., $6.00 per share). The estimated fair market value reflects the trading price of the common stock of the Registrant in isolated private trades of the common stock during December 2002. For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock as of March 24, 2003: 1,147,410 shares of common stock, par value $.01 per share (the "Common Stock").

Transitional Small Business Disclosure Format:

Yes No X

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 9, 10, 11 and 12) is incorporated by reference from Registrant's proxy statement to be filed for the Company's 2003 annual meeting of shareholders.

FORWARD LOOKING STATEMENTS

This Report may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements use the words "estimate," "plan," "intend," "expect," "anticipate," "believe" and similar expressions, about plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company and the Bank (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

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

To satisfy the need for additional capital which may be required for the Bank's growth in the next two years, the Company is contemplating a rights offering, to take place during April-May, 2003. At this time, management contemplates offering each existing shareholder the right to purchase, over a 30-day period, additional shares of Common Stock equal to approximately 30% of his or her current holdings of Common Stock. The price per share is likely to be $6.00, with the shareholder also receiving a warrant to purchase, for $7.00 per share, the number of shares of Common Stock acquired by him or her in the offering. The warrant will be a two-year right to purchase, where the Company has the right to cancel the warrant during its second year, if not exercised within 30 days after the notice of cancellation. Shares (and warrants) not purchased by a shareholder in the offering will be offered to all other shareholders who participate in the offering, on a pro-rata basis.

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

Under Florida law, the Bank is limited in the amount it can loan to a single borrower to no more than 15% of its statutory capital base, unless a loan that is greater than 15% of the statutory capital base is approved by the Board of Directors and unless the entire amount of the loan is secured. In no event, however, may the loan be greater than 25% of a bank's statutory capital base. The Bank's legal lending limit under Florida law for one borrower, based upon its initial statutory capital base, is approximately $699,000 for unsecured loans and $1,165,000 for fully secured loans.

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

2. Market Area and Competition.

The Bank's primary service area is Bradenton, Florida and the surrounding area of Manatee County. Manatee County is situated in the Tampa Bay region, south of Tampa and north of Sarasota. Bradenton is the county's largest city and the county seat. The primary service area from which the Bank draws 75% of its business is defined as the 29 census tracts bounded on the north by the Manatee River, on the south by the Manatee County line, on the east by the Braden River/38th Street and on the West by Sarasota Bay/Palma Sola Bay. The current population of Manatee County is estimated at 271,000 and the median age is estimated at 42.

Service and retail industries employ approximately 59% of the workforce in Manatee County. In 2001, Manatee County had an estimated average household income of $36,629.

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

As of June 30, 2002, there were 21 commercial banks, savings banks and savings and loan institutions, including the Bank, operating in the primary service area. Their 89 branches had combined deposits of approximately $3.5 billion.

3.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 19972002. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

AVERAGE CONSOLIDATED ASSETS
Year Ended December 31, 2002		Year Ended December 31, 2001
Cash and due from banks	$3,518	$2,028
Taxable securities Federal funds sold Net Loans Total earning assets Other assets Total assets	$12,221 1,302 49,233 $62,756 2,802 $69,076	$7,831 2,569 25,908 $36,308 2,152 $40,488
AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
	Year Ended December 31, 2002	Year Ended December 31, 2001
Non interest bearing-deposits NOW and money market deposits Savings Deposits Time Deposits Borrowings Other liabilities	$ 5,918 13,765 3,094 41,103 954 _____80	$ 3,835 6,965 966 23,883 305 _____121
Total liabilities	$64,914	$ 36,075
Common Stock Paid-in Capital Retained (deficit)	$ 11 5,995 (1,844)	11 5,992 (1,590)
Total stockholders' equity Total liabilities and stockholders' equity	$ 4,162 $ 69,076	$ 4,413 $ 40,488

The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis. (dollars in thousands)

	Year Ended December 31, 2002
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Federal funds sold Net loans	12,221 1,302 49,233	680 20 3,803	5.56% 1.54% 7.72%
Total earning assets	62.756	4,503	7.18%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	13,765 3,094 41,103 ___954	242 67 1,694 ___27	1.76% 2.17% 4.12% 2.83%
Total interest bearing liabilities	58,916	2,030	3.45%
Interest spread	3.73%
Net interest income		2,473
Net yield on interest earning assets			3.94%
	Year Ended December 31, 2001
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Federal funds sold Net loans	$7,831 2,569 25,908	486 93 2,325	6.21% 3.62% 8.97%
Total earning assets	$36,308	$2,904	8.00%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	$ 6,965 966 23,883 305	$ 211 28 1,398 15	3.03% 2.90% 5.85% 4.92%
Total interest bearing liabilities	$32,119	$1,652	5.14%
Interest spread	2.86%
Net interest income		$1,252
Net yield on interest earning assets			3.45%
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

	Year Ended December 31, 2002 Compared with Year Ended December 31, 2001
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Taxable securities Federal funds sold Net loans	239 (34) 1,749	(45) (39) (271)	194 (73) 1,478
Total Interest Income	1,954	(355)	1,599
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	54 44 502 15	(23) (5) (206) (3)	31 39 296 12
Total interest Expense	615	(237)	378
Change in net interest income	1,339	(118)	1,221
	Year Ended December 31, 2001 Compared with Year Ended December 31, 2000
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Taxable securities Federal funds sold Net loans	$310 199 1,407	$(30) (225) (97)	$280 (26) 1,310
Total Interest Income	$1,916	$(352)	$1,564
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	$127 21 958 15	$(18) (1) (54) - -	$109 20 904 15
Total interest Expense	$1,121	$(73)	$1,048
Change in net interest income	$795	$(279)	$516
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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):

Year Ended December 31, 2002
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits Total	$ 5,918 13,765 3,094 41,103 $63,880	N/A 1.76% 2.17% 4.12% 3.14%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$ 1,538,411 1,311,090 1,252,718 3,098,864 $7,201,083
Year Ended December 31, 2001
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$3,835 6,965 966 23,883 $35,649	N/A 3.03% 2.90% 5.85% 4.59%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$ 1,322,110 770,023 1,429,501 1,575,061 $5,096,695
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

The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 19972002 and the total amount of all loans for such period (in thousands):

Type of Loan	As of December 31
Domestic	2002	2001
Commercial, financial and agricultural Real estate-construction Real estate mortgage Installment and other loans to individuals	$39,186 171 10,380 6,676	$26,971 2,960 5,275 3,464
Subtotal	$56,413	$38,670
Allowance for loan losses	(505)	(365)
Total (net of allowance)	$55,908	$38,305

The following is a presentation of an analysis of maturities of loans as of December 31, 19972002 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 To 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural Real estate-construction	$14,596 171	$20,606 - -	$3,974 - -	$39,186 171
Total	$14,767	$20,616	$3,974	$39,357

Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 19972002 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Fixed rate loans Variable rate loans	$ 3,502 11,265	$ 4,317 16,299	$ 1,869 2,105	$ 9,688 29,669
Total	$14,767	$20,616	$3,974	$39,357

The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 19972002 and 2001 (dollars in thousands):

As of December 31,
	2002	2001
Loans accounted for on a non-accrual basis:
Number: Amount:	four $143	five $84
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number: Amount:	five $449	none $0
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number: Amount:	none $0	two $445
Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:
Number: Amount:	four $1,341	four $551

As of December 31, 19972002, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

At December 31, 20021997, four loans with an aggregate balance of $143,411 were not accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7. Summary of Loan Loss Experience.

An analysis of the Company's loss experience is furnished in the following table for the years ended December 31, 2002 and 20011997, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

	Year Ended December 31
	2002	2001
Balance at beginning of period Charge-offs (commercial loans) Charge-offs (consumer loans) Recoveries Provision charged to Operations	$365 (91) (4) - - 235	$350 (171) - - - - 186
Balance at end of period	$505	$365
Ratio of allowance for loan losses to total loans outstanding during the period	.89%	.94%
Net charge-offs to average loans	.19%	.65%

As of December 31, 19972002, the allowance for possible losses was allocated as follows (dollars in thousands):

Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	$369 3 70 58 _______5	69.5% ..3% 18.4% 11.8% ______- -
Total	$505	100.0%
As of December 31, 2001, the allowance for possible losses was allocated as follows (dollars in thousands):
Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	266 35 26 33 5	69.7% 7.7% 13.6% 9.0% - -%
Total	$365	100.0%
8. Loan Loss Reserve.

In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 19972002, 69.5% of outstanding loans were in the category of commercial and financial agricultural loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However, 94.0% of the outstanding loans in this category at December 31, 19972002, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

The Company's consumer loan portfolio is also secured. At December 31, 19972002, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

Real estate mortgage loans constitute 18.4% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral. In addition, loans secured by commercial real estate are generally well-collateralized.

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

9. Investments.

As of December 31, 19972002, the securities portfolio comprised approximately 13.6% of the Company's assets, while loans comprised approximately 76.5% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the years ended December 31, 19972002 and 2001, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category	December 31
	2002	2001
Available-for-Sale:
SBA Pool U. S. Treasury Bonds U.S. Agency Bonds Collateralized mortgage obligations Mortgage-backed securities Corporate bond Trust Preferred Securities Equity securities Total Securities	$ 520 - - 502 3,697 367 1,000 3,500 373 $9,959	$ - - 755 - - 9,656 467 1,000 1,000 312 $13,190

The following table indicates, for the year ended December 31, 19972002, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

Investment Category
Available-for-Sale:	Amount	Average Weighted Yield
Other Securities after 10 years	$373	5.53%
Obligations of U.S. Agency after 10 years	502	4.75%
Collateralized Mortgage Obligations after 10 years	3,697	5.21%
SBA Pool after one through five years	520	4.90%
Mortgage-backed securities after 10 years	367	6.05%
Corporate bond after 10 years	1,000	5.29%
Trust Preferred Securities after 10 years	3,500	5.25%
Total	$9,959	5.24%
10. Return on Equity and Assets.

Returns on average consolidated assets and average consolidated equity for the year ended December 31, 19972002 and 2001 are as follows:

	2002	2001
Return on average assets Return on average equity Equity to assets ratio Dividend payout ratio	.18% 2.98% 6.03% - -%	(1.56)% (14.30)% 10.90% - -%
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

12. Employees.

As of March 19, 2003, the Bank employed 28 full-time equivalent employees. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

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

On November 12, 1999, President Clinton signed into law legislation which allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act makes significant changes in United States banking law, principally by repealing restrictive provisions of the 1933 Glass-Steagall Act. The Gramm-Leach-Bliley Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under Section 4(c)(8) of the Bank Holding Company Act. The Gramm-Leach-Bliley Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. It is impossible to predict what effect the Gramm-Leach-Bliley Act will have on the Company or the Bank.

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

Additionally, on June 25, 2001, the Bank opened a new branch facility located at 2102 59th Street West, Bradenton, Florida. The Company intends to renovate the main office to add 2,000 square feet of space at a cost of $232,700. The Company expects the renovation to be completed by June 30, 2003.

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

The Registrant's Amended and Restated Articles of Incorporation authorize it to issue up to 25,000,000 shares of the Common Stock. As of March 24, 2003, 1,054,251 1,147,410 shares of the Common Stock were issued and outstanding to 700 holders of record.

There is no established public trading market in the stock. In the Offering, the Registrant sold 1,146,077 shares of Common Stock at a price of $5.50 per share. The Registrant is aware of several isolated private sales to directors which that occurred in December 2002 at a price of $6.00 per share.

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

Year Ended December 31, 19972002 as Compared to Year Ended December 31, 2001.

For the years ended December 31, 19972002 and 2001, net income for calendar year 2002 amounted to 1,041,943$123,611, net (loss) for calendar year 2001 amounted to ($630,859). For 2002, basic and diluted income per share of Common Stock was $.11 and $.10, respectively. For 19972001, basic and diluted loss per share of Common Stock was $.55. Because of the existence of warrants and stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income/loss per share. The warrants/options were only dilutive during calendar year 2002.

Generally, results in 2002 were much improved over 2001 results because of the following factors: (i) the Company was able to increase its net interest margin; (ii) non-interest income increased significantly, and (iii) certain economies of scale were attained.

Below is a comparison of the Company's performance during calendar year 2002 and 2001.

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

Average earning assets increased from $36.3 million at December 31, 2001 to $62.8 million at December 31, 2002, representing an increase of $26.5 million, or 73.0%. Below are the various components of average earning assets for the periods indicated (in thousands):

	December 31
	2002	2001
Federal funds sold Taxable securities Loans Total earning assets	$ 1,302 12,221 49,233 $62,756	$2,569 7,831 25,908 $36,308

As a consequence of the increase in earning assets, net interest income also increased, from $1,252,352 for the year ended December 31, 2001 to $2,473,420 for the year ended December 31, 2002. Below are the various components of interest income and expense, as well as their yield/cost for the periods indicated:

Years Ended:	December 31, 2002		December 31, 2001
	Interest Income /Expense	Yield /Cost	Interest Income /Expense	Yield /Cost
Interest income:	($ in 000's)
Federal funds sold Taxable securities Loans	$ 20 680 3803	1.54% 5.56% 7.72%	$ 93 486 2,325	3.62% 6.21% 8.97%
Total	$4,503	7.18%	$2,904	8.00%
Interest expense:
NOW and money market deposits Savings deposits Time deposits Other borrowings	242 67 1,694 27	1.76% 2.17% 4.12% 2.83%	$211 28 1,398 15	3.03% 2.90% 5.85% 4.92%
Total	$2,030	3.45%	$1,652	5.14%
Net interest income Net yield on earning assets	$2,473	3.94%	$1,252	3.45%

The above table indicates that the net yield on earning assets increased from 3.45% for the year ended December 31, 2001, to 3.94% for the year ended December 31, 2002. This occurred because of the following factors:

  The asset-mix has shifted towards higher yielding asset. For example, loans (the highest yielding asses) as a percent of total average assets increased from 71.4% (2001) to 78.4% (2002).
  The general economy has experienced a steep rate decline from 2001 to 2002. Consequently, the cost of funds declined by 169 basis points, from 5.14% (2001) to 3.45% (2002). However, the decline in the yield on earnings assets was not as steep because of the Company's ability to shift its asset mix to higher yielding assets. Consequently, the yield on earning assets declined only 82 basis points, from 8.00% (2001) to 7.18% (2002).

Non-interest Income

Non-interest income as a percentage of average total assets for calendar years 2002 and 2001 amounted to .37% and .50%, respectively. This significant decline is due to the fact that during 2001 the Company netted a significant gain from the sale of securities while the gain in 2002 was not nearly as significant. If the gain from sale of securities were to be disregarded, non-interest income as a percentage of average total assets would have been .32% for 2002 and for 2001.

Components of non-interest income for calendar years 2002 and 2001 are as follows:

	Year Ended December 31
	2002	2001
Gain on sale of securities Service fees on deposit accounts Miscellaneous other Total	$27,509 164,494 60,577 $252,580	$70,565 107,514 22,659 $200,738

Non-Interest Expense

Non-interest expense as a percentage of average total assets for calendar years 2002 and 2001 amounted to 3.43% and 4.69%, respectively. The primary reason for the above decline from calendar year 2001 to calendar year 2002 is higher efficiency associated with attainment of economics of scale.

Components of non-interest income for calendar years 2002 and 2001 are as follows:

	Year Ended December 31,
	2002	2001
Salaries and benefits Depreciation, amortization Advertising and promotion Data processing Professional fees Supplies and printing Other expenses Total	$1,179,509 239,505 60,274 225,354 128,622 68,880 465,700 $2,367,844	$ 959,701 178,624 105,208 144,097 90,567 88,957 330,841 $1,897,995

During calendar year 2002, the allowance for loan losses grew from $365,000 to $505,000. The allowance for loan losses, as a percent of gross loans, declined from .94% at December 31, 2001, to .89% at December 31, 2002.

As of December 31, 19972002, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

EARNING ASSETS	Within three months	After three months but within six months	After six but within one year	After one year but within five years	After five years	Total
Loans Securities Federal funds sold	14,525 - - 2,757	6,099 - - - -	4,814 520 - -	26,014 9,439 - -	4,961 9,439 - -	56,413 9,959 2,757
Total earning assets	17,282	6,099	4,814	26,534	14,400	69,129
SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings	19,514	- -	- -	- -	- -	19,514
Certificates, Less than $100M Certificates, $100M and over Borrowings	9,026 1,539 - -	4,363 1,311 - -	5,470 1,252 - -	16,610 3,199 440	- - - - - -	35,469 7,301 440
Total interest-bearing liabilities	30,079	5,674	6,722	20,249	- -	62,724
Interest rate sensitivity gap	(12,797)	425	(1,908)	6,285	14,400	6,405
Cumulative gap	(12,797)	(12,372)	(14,280)	(7,995)	6,405	6,405
Interest rate sensitivity gap ratio	.57	1.07	.72	1.31	N/A	1.10
Cumulative interest rate sensitivity gap ratio	.57	.65	.66	.87	1.10	1.10

As evidenced by the table above, the Company is liability sensitive from zero to three months and from six months to one year. It is asset sensitive in all other time spans. On a cumulative basis, however, the Company is liability sensitive from zero to five years and asset sensitive thereafter.

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the years ended December 31, 2002 and 19972001 (dollars in thousands):

	2002	2001
Cash and cash equivalents CDs, over $100,000 to total deposit ratio Loan to deposit ratio Securities to total assets ratio Brokered deposits	$4,589 10.5% 81.9% 13.6% - -	$1,556 10.0% 75.2% 23.8% - -

As the above balances and ratios indicate, management believes that the Company's 19972002 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2002 and 19972001:

Bank	2002	2001	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	8.2% .9%	10.4% .8%	4.0% N/A
Total risk-based capital ratio	9.1%	11.2%	8.0%
Leverage ratio	6.4%	8.5%	3.0%
Company - Consolidated	2002	2001	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	7.5% ..9%	9.5% ..8%	4.0% N/A
Total risk-based capital ratio	8.4%	10.3%	8.0%
Leverage ratio	5.8%	7.8%	3.0%

The above ratios indicate that the capital position of the Bank/Company has weakened somewhat during calendar year 2002, mainly due to the fact that the organic growth in capital could not keep pace with the growth in assets.

Item 7.	Financial Statements and Supplementary Data.

The following financial statements are contained in this Item 7:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 19972002 and 2001

Consolidated Statements of Operations for the years ended December 31, 19972002, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 19972002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Independent Accountants

Board of Directors and Shareholders
Horizon Bancorporation, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton Florida (the "Company") and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/S/ Francis & Co.
Atlanta, Georgia
March 25, 2003

HORIZON BANCORPORATION, INC. BRADENTON, FLORIDA Consolidated Balance Sheets
ASSETS
	As of December 31,
	2002	2001
Cash and due from banks	$1,832,187	$1,556,213
Federal funds sold	2,757,000	- -
Total cash and cash equivalents	$4,589,187	$1,556,213
Securities:
Available-for-sale at fair value	9,958,547	13,189,910
Loans, net	55,908,210	28,304,656
Property and equipment, net	1,843,293	1,991,793
Other assets	772,713	473,977
Total Assets	$73,071,950	$55,516,549

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing deposits	$5,978,433	$5,611,815
Interest bearing deposits	62,283,753	45,337,699
Total deposits	$68,262,186	$50,949,514
Borrowings	439,898	394,838
Other liabilities	108,623	110,328
Total Liabilities	$68,810,707	$51,454,680

Commitments and Contingencies

Shareholders' Equity:
Common stock, $,01 par value, 25,000,000 shares authorized; 1,147,411 (2002) and 1,146,077 (2001) shares issued and outstanding	$11,474	$11,461
Paid-in-capital	5,999,596	5,992,278
Retained (deficit)	(1,782,633)	(1,906,244)
Accumulated other comprehensive income	32,806	(35,626)
Total Shareholder's Equity	$4,261,243	$4,061,869
Total Liabilities and Shareholders' Equity	$73,071,950	$55,516,549

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC. BRADENTON, FLORIDA Consolidated Balance Sheets
	Year Ended December 31,
Interest Income:	2002	2001	2000
Interest and fees on loans	$3,804,055	$2,326,028		$1,015,011
Interest on investment securities	680,168	485,715		206,231
Interest on federal funds sold	19,549	92,597		118,760
Total interest income	$4,503,772	$2,904,340		$1,340,002
Interest Expense:
Interest on deposits and borrowings	2,030,352	1,651,988		603,740
Net interest income	$2,473,420	$1,252,352		$736,262
Provision for possible loan losses	234,545	185,954		250,000
Net interest income after provision for possible loan losses	$2,238,875	$1,066,398		$486,262
Other Income:
Gain on sale of securities	$27,509	$70,565	$	- -
Service fees on deposit accounts	164,494	107,514		40,086
Miscellaneous other	60,577	22,659		7,809
Total other income	$252,580	$200,738		47,895
Other Expenses:
Salaries and benefits	$1,179,509	$959,701		$638,620
Professional fees	128,622	90,567		59,536
Depreciation and amortization	239,505	178,624		128,566
Data processing	225,354	144,097		66,385
Taxes and insurance	117,810	67,385		37,391
Other operating expenses	477,044	457,621		300,648
Total other expenses	$2,367,844	$1,897,955		$1,231,146
Income/(Loss) before income tax	$123,611	$(630,859)		$(696,989)
Income tax	- -	- -		- -
Net income/(loss)	$123,611	$(630,859)		$(696,989)
Basic income/(loss) per share	$.11	$(.55)		$(.61)
Diluted income/(loss) per share	$.10	$(.55)		$(.61)
Weighted average number of shares outstanding:
Basic	$1,147,410	$1,146,077		$1,146,077
Diluted	$1,188,967	$1,146,077		$1,146,077

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC. BRADENTON, FLORIDA Consolidated Statements of Changes in Shareholders' Equity For the years ended December 31, 2002, 2001 and 2000
	Common Stock			Paid-In- Capital		Retained Earnings		Accumulated Other Comprehensive Income		Total
	Shares	Par Value
Balance, December 31, 1999	1,146,077		$11,461		$5,992,278		$(578,396)	$	- -	$5,425,343
Comprehensive income: Net loss, 2000	- -	$	- -	$	- -		$(696,989)	$	- -	$(696,989)
Total comprehensive income	- -	$	- -	$	- -		$(696,989)	$	- -	$(696,989)
Balance December 31, 2000	1,146,077		$11,461		$5,992,278		$(1,275,385)	$	- -	4,728,354
Comprehensive Income: Net loss, 2001	- -	$	- -	$	- -		$(630,859)	$		$(630,859)
Unrealized loss, securities	- -	$	- -		- -		- -		(35,626)	(35,626)
Total Comprehensive income	- -	$	- -	$	- -		$(630,859)		$(35,626)	$(666,485)
Balance, December 31, 2001	1,146,077		$11,461		$5,992,278		$(1,906,244)		$(35,626)	$4,061,869
Comprehensive income: Net gain, 2002	- -	$	- -	$	- -		$123,611	$		$123,611
Unrealized gain, securities	- -	$	- -		- -		- -		68,432	68,432
Total Comprehensive income	- -	$	- -	$	- -		$123,611		$68,432	$192,043
Exercise of stock options	1,333		$13		$7,318	$	- -	$	- -	$7,331
Balance, December 31, 2002	1,147,410		$11,474		$5,999,596		$(1,782,633)		$32,806	$4,261,243

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC. BRADENTON, FLORIDA Consolidated Statements of Cash Flows
	Year Ended December 31,
Cash flows from operating activities:	2002		2001		2000
Net income/(Loss)		$123,611		$(630,859)		$(696,989)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		239,505		178,624		128,566
Accretion of securities		(23,816)		(16,511)		- -
Provision for loan losses		234,545		185,954		250,000
(Gain) on sale of securities		(27,509)		(70,565)		- -
(Increase) in receivables and other assets		(315,284)		$(157,165)		$(132,191)
(Decrease) in payables and other liabilities		(1,705)		15,977		44,958
Net cash provided by operating activities		$229,347		$(494,545)		$(405,656)
Cash flows from investing activities:
Purchase of securities, AFS		$(4,515,915)		$(14,786,747)		$(12,600)
Maturity and pay-downs of securities, AFS		6,106,301		1,349,005		- -
Sales of securities, AFS		1,760,301		1,349,005		- -
Purchase of securities, HTM		- -	$	- -		(5,834,341)
Maturity and pay-downs of securities, HTM		- -		2,785,671		- -
Increase in loans, net		(17,838,099)		(22,720,165)		(12,192,402)
Purchase of premises and equipment		(74,457)		(462,181)		(1,026,750)
Purchase of deposit premiums		- -		(115,057)		- -
Net cash used by investing activities		$(14,561,436)		$(29,911,022)		$(19,066,093)
Cash flows from financing activities:
Exercise of options		$7,331	$	- -	$	- -
Increase in deposits		17,312,672		28,113,996		21,461,951
Increase in borrowings		45,060		394,838		- -
Net cash provided by financing activities		$17, 365,063		$28,408,834		$21,461,951
Net increase in cash and cash equivalents		$3,032,974		$(1,896,733)		$1,990,202
Cash and cash equivalents, beginning of period		$1,556,213		$3,452,946		$1,462,744
Cash and cash equivalents, end period		$4,589,187		$1,556,213		$$3,452,946
Supplemental Information:
Income taxes paid	$	- -	$	- -	$	- -
Interest paid		$2,057,725		$1,624,662		$559,093
Transfer of securities from HTM to AFS category	$	- -		$3,545,211	$	- -

Refer to notes to the consolidated financial statements.

Note 1 - Organization of the Business

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company") is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank opened for business. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public. Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

The Company is authorized to issued up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2002 and 2001, there were 1,147,410 and 1,146,077 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of December 31, 2002, there were no shares of the Company's preferred stock issued or outstanding.

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

Property and Equipment. Building, furniture, and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations. The Company had no capitalized lease obligations at December 31, 2002 and 2001.

Other Real Estate. Other real estate represents property acquired by the Company in satisfaction of a loan. Other real estate is carried at the lower of: (i) cost; or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on the sale of the property and any subsequent adjustments to reflect changes in fair value of the property are reflected in the income statement. Recoverable costs relating to the development and improvement of the property are capitalized whereas routine holding costs are charged to expense.

Income Taxes. Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. The components of other comprehensive income included in the consolidated statements of shareholders equity have been computed based upon a 34% effective tax rate.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to maturity dates of 90 days or less.

Goodwill and Other Intangible Assets. Identifiable intangible assets consist of core deposit premiums paid in connection with the acquisition of approximately $8.0 million in deposits from an unrelated financial institution. Under recent pronouncements, goodwill is no longer amortized, but is subject to an annual impairment test. Prior to January 1, 2002, the Bank amortized goodwill on a straight-line basis over a seven-year period.

The annual impairment test indicated that the intangible asset was impaired by approximately $16,436 for the year ended December 31, 2002, or $.01 per basic and diluted share. For the year ended December 31, 2001, intangible assets were impaired by approximately $5,479, or less than $.01 per basic and diluted share. There were no intangible assets at December 31, 2000. Core deposit intangibles, net of accumulated amortization, totaled $93,142 and $109,578, respectively, at December 31, 2002 and 2001. The estimated aggregate amortization expense related to core deposit intangible assets for each of the next five years is as follows: $15,944 in 2003; $15,824 in 2004; $15,685 in 2005; $15,517 in 2006; and $15,340 in 2007.

Operating Segments. The Company's business activities are currently confined to one segment which is community banking. As a community banking entity, the Company offers its customers a full range of products and services through various delivery channels.

Income/(Loss) Per Share. Basic income/(loss) per share is determined by dividing net income/(loss) by the weighted-average number of common shares outstanding. Diluted income/(loss) per share is determined by dividing net income/(loss) by the weighted average number of common shares outstanding increased by the number of common shares that would be issued assuming the exercise of stock options and warrants. This also assumes that only options/warrants with an exercise price below the existing market price will be exercised. In computing net income/(loss) per share, the Company uses the treasury stock method.

Stock-Based Compensation. The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

The following is a reconciliation of reported and pro-forma net income/(loss) and net income/(loss) per share for the periods below:

	Year Ended December 31,
	2002	2001	2000
Net income/(loss), as reported	$123,611	$(630,859)	$(696,989)
Stock-based compensation expense	(61,416)	(41,762)	(38,539)
Pro-forma (fair value) net income/(loss)	$62,195	$(672,621)	$(735,528)

Basic income/(loss) per share:
As reported	$.11	$(.55)	$(.61)
Pro-forma	$.05	$(.59)	$(.64)

Diluted income/(loss) per share:
As reported	$.10	$(.55)	$(.61)
Pro-forma	$.05	$(.59)	$(.64)

The pro-forma (fair value) was estimated at the date of grant using a Black-Scholes option pricing model ("BLSC Model"). BLSC Model requires the input of highly subjective assumptions, including the expected stock price volatility, and risk-free interest rates. Since changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, existing models (such as the BLSC Model) do not necessarily provide a reliable single measure of the fair value of the Company's options and warrants.

Below are details concerning the input assumptions utilized in conjunction with BLSC Model to produce the estimates for pro-forma (fair value) income/(loss) for the periods below.

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.93%	4.09%	5.03%
Dividend yield	- -	- -	- -
Volatility factor	- -	- -	- -
Weighted average life of option	8	9	10

Recent Accounting Pronouncements. In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." SOP 01-6 reconciles the specialized accounting and financial reporting guidance in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. Adopting of this pronouncement has not had a material impact on the Company's results of operations or financial position.

In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which addresses accounting for the acquisition of certain financial institutions. The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No. 72 and would require unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements after September 30, 2002. The adoption of SFAS No. 147 has had no material impact on the Company's results of operations or financial position.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS No. 148 are effective for annual periods ending December 15, 2002, and for interim periods beginning after December 15, 2002.

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It addresses the accounting for the stand-ready obligation under guarantees. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. Additionally, the Interpretation addresses the disclosure requirements for guarantees including the nature and terms of the guarantees, maximum potential for future amounts and the carrying amount of the liabilities. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Commercial letters of credit and other loan commitments, which are commonly thought of as guarantees of funds were not included in the scope of interpretation. The Bank has made relevant disclosures in the current year financial statements. The Bank does not expect the adoption of Interpretation No. 45 to have a material impact on its financials.

Note 3 - Federal Funds Sold

The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2002 and 2001, the Bank sold $2,757,000 and $0, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2002 follow:

	Amortized Costs	Gross Unrealized			Estimated Market Values
		Gains	Losses
Description
U.S Agency	$498,452	$2,972	$	- -	$501,424
Collateralized Mortgage Obligations	3,666,266	30,883		- -	3,697,149
Mortgage-Backed Securities	351,342	15,704		- -	367,046
Corporate Bond	1,000,000	- -		- -	1,000,000
Trust-Preferred Securities	3,500,000	- -		- -	3,500,000
SBA Pool	520,246	147		- -	520,393
Other Securities	372,535	- -		- -	372,535
Total Securities	$9,908,841	$49,706	$	- -	$9,958,547

Other securities include equity investments in FRB, FHLB, and two other banks whose sole owners are other financial institutions. None of the above equity investments is available to the general public.

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2001 follow:

	Amortized Costs	Gross Unrealized		Estimated Market Values
		Gains	Losses
Description
U.S Treasury	$768,758	$407	$(13,820)	$755,345
Collateralized Mortgage Obligations	9,691,034	22,451	(58,472)	9,655,013
Mortgage-Backed Securities	472,262	- -	(4,545)	467,717
Corporate Bond	1,000,000	- -	- -	1,000,000
Trust-Preferred Securities	1,000,000	- -	- -	1,000,000
Other Securities	311,835	- -	- -	311,835
Total Securities	$13,243,889	$22,858	$(76,837)	$13,189,910

The amortized costs and estimated market values of securities available-for-sale at December 31, 2002, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs		Estimated Market Values
Due in one year or less	$	- -	$	- -
Due after one through five years		520,246		520,393
Due after five through ten years		655,752		658,724
Due after ten years		8,360,308		8,406,895
No maturity (securities)		372,535		372,535
Total securities		$9,908,841		$9,958,547

At December 31, 2002 and 2001, securities with an estimated market value of $0 and $755,345, respectively, were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.

Proceeds from the sale of securities during calendar years 2002 and 2001 amounted to $1,760,734 and $4,038,452, respectively. The Company recognized gains from the sale of the above securities in the amount of $27,509 during calendar year 2002 and $70,565 during calendar year 2001.

Note 5 - Loans

The composition of net loans by major loan category, as of December 31, 2002 and 2001, follows:

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2000 follow:

	December 31,
	2002	2001
Commercial, financial, agricultural	$39,185,627	$26,970,432
Real estate - construction	171,340	2,960,321
Real estate - mortgage	10,380,412	5,274,932
Installment	6,675,831	3,463,980
Loan, gross	$56,413,210	$38,669,656
Deduct:
Allowance for loan losses	(505,000)	(365,000)
Loans, net	$55,908,210	$38,304,656

At December 31, 2002 and 2001, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $1,923,368 and $1,146,747, respectively. The average recorded investment in impaired loans amounted to approximately $1,381,579 and $761,628 for the years ended December 31, 2002 and 2001, respectively. The allowance for loan losses related to impaired loans amounted to approximately $218,828 and $172,012 at December 31, 2002 and 2001, respectively. Loans on non-accrual status at December 31, 2002 and 2001 had outstanding balances of $143,411 and $83,680, respectively. Interest recognized on the non-accruing loans was not material for the years ended December 31, 2002 and 2001. Interest income recognized on impaired loans for the years ended December 31, 2002 and 2001 amounted to $64,520 and $49,838, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2002 and 2001. The company has no commitments to lend additional funds to borrowers whose loans have been modified.

Note 6 - Allowance for Possible Loan Losses

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

Activity within the Allowance accounts for the years ended December 31, 2002, 2001 and 2000 follows:

	December 31,
	2002	2001	2000
Balance, beginning of year	$365,000	$350,000	$100,000
Add: Provision for loan losses	234,545	185,954	250,000
Add: Recoveries of previously charged off amounts	- -	- -	- -
Total	$599,545	$535,954	$350,000
Deduct: Amount charged-off	(94,545)	(170,954)	- -
Balance, end of year	$505,000	$365,000	$350,000

Note 7 - Property and Equipment

Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation. Land is stated at cost. Components of property and equipment included in the consolidated balance sheets at December 31, 2002 and 20001follow:

	December 31,
	2002	2001
Land	$410,078	$410,078
Land improvements	48,399	48,399
Building	891,133	891,133
Leasehold and equipment	90,823	90,823
Property and equipment	868,644	862,162
Property and equipment, gross	$2,309,077	$2,302,595
Deduct:
Accumulated depreciation	(465,784)	(310,802)
Property and equipment, net	$1,843,293	$1,991,793

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $222,957, $173,035 and $127,100, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset	Life in Years	Depreciation Method
Furniture and equipment Leasehold improvements Building	3 to 20 5 to 10 40	Straight-line Straight-line Straight-line

Note 8 - Commitments and Contingencies

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

At December 31, 2002 and 2001, the Company had unused loan commitments of approximately $4.6 million and $3.5 million, respectively. Additionally, there were $65,000 and $85,000 in commitments under standby letters of credit at December 31, 2002 and 2001, respectively. The majority of the loan commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

On June 30, 1999, the Bank entered into a seven-year contractual agreement (the "Agreement") with a data processing provider which Agreement was renegotiated on May 11, 2001, with the new owner of the data processing company. The Agreement was extended to May 10, 2008, with a renewal feature for an additional seven-year period. The monthly service fee varies according to the services used and the number and type of transactions processed. Expenses associated with the above and predecessor agreements associated with data processing services amounted to $225,334, $144,217 and $66,385, respectively, for the years ended December 31, 2002, 2001 and 2000.

The Company and its subsidiary are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiary.

Please refer to Note 14 concerning a lease of a branch office from a Partnership.

Please refer to Note 14 concerning warrants and options earned by directors and employees of the Bank.

Note 9 - Deposits

The following details deposit accounts at December 31, 2002 and 2001:

	December 31,
	2002	2001
Non-interest bearing deposits	$5,978,433	$5,611,815
Interest bearing deposits:
NOW accounts	4,996,743	2,843,532
Money market	10,708,102	9,493,126
Savings	3,809,012	2,463,313
Time, less than $100,000	35,568,813	25,441,033
Time, $100,000 and over	7,201,083	5,096,695
Total deposits	$68,262,186	$50,949,514

At December 31, 2002, the scheduled maturities of all certificates of deposit were as follows:

Year Ending December 31,	Amount
2003 2004 2005 2006 2007 Total	$22,960,940 10,705,472 2,518,981 5,050,861 1,533,642 $42,769,896

Note 10 - Borrowings

On April 11, 2001, the Company initiated borrowings of up to $500,000, of which $439,898 is outstanding at December 31, 2002. The loan is secured by the Bank's issued and outstanding common stock; it carries a rate of LIBOR plus 1.75%. The loan provides for interest-only payments until April 11, 2004; thereafter and until maturity on April 11, 2007, the loan requires a monthly principal reduction of $8,333 plus interest. The majority of the funds from this loan were utilized to supplement the Bank's capital accounts.

Note 11 - Interest on Deposits and Borrowings

A summary of interest expense for the years ended December 31, 2002, 2001 and 2000 follows:

	December 31,
	2002	2001	2000
Interest on NOW accounts	$14,527	$18, 192	$7,588
Interest on money market accounts	227,869	192,574	94,341
Interest on savings accounts	67,103	28, 203	7,530
Interest on CDs under $100,000	1,423,859	1,144,287	400,984
Interest on CDs $100,000 and over	269,686	253,502	93,297
Interest on borrowings	27,308	15,230	-0-
Total interest on deposits	$2,030,352	$1,651,988	$603,740

Note 12 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2002, 2001 and 2000 follows:

	December 31,
	2002	2001	2000
Postage and courier	$50,819	$43,4334	$29,452
Advertising and promotion	60,274	105,208	94,541
Repairs and maintenance	93,496	61,724	21,823
Utilities and telephone	46,434	45,298	33,210
Supplies and printing	68,880	88,957	52,664
Rent expense	97,377	44,431	11,138
Other	59,764	68,569	57,820
Total other operating expenses	$477,044	$457,621	$300,648

Note 13 - Income Taxes

As of December 31, 2002, 2001 and 2000, the Company's provision for income taxes consisted of the following:

	December 31,
	2001	2000	1999
Current Deferred Income tax expense	$42,028 (42,028) $ 0	$ - - - - $ 0	$ - - - - $ 0

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2002, 2001, and 2000 differ from amounts computed by applying the statutory federal income tax rates to income before taxes. A reconciliation of statutory income taxes to the Company's actual income tax provision follows:

	December 31,
	2002	2001	2000
Federal statutory income tax rate State income tax, net of Federal benefit Change in valuation allowance Other Income tax expense	$(42,028) (7,864) 51,833 (1,941) $ 0	$(214,492) (24,143) 204,594 34,041 $ 0	$(236,976) (26,864) 348,437 15,403 $ 0

The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 2002, 2001 and 2000 are presented below:

	December 31,
	2002	2001	2000
Deferred tax assets:
Allowance for loan losses	$171,700	$124,100	$119,000
Net operating loss carryforward	434,395	524,016	314,631
Organization costs	14,757	23,169	31,581
Other	2,011	3,411	4,890
Unrealized gain, AFS securities	(16,900)	18,353	- -
Gross deferred tax assets	605,963	693,049	470,102
Less: Valuation allowance	(622,863)	(674,696)	(470,102)
Net deferred tax asset/(Liability)	$(16,900)	$18,353	$0

There was a net change in the valuation allowance during calendar years 2002, 2001 and 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2002.

Note 14 - Related Party Transactions

Under the terms of existing Stock Warrants and Stock Option Plan (the "Plan"), options to purchase shares of the Company's common stock may be granted to directors and employees at a price that is not less than the fair market value of such stock at the date of the grant. Options granted to employees under the Plan may be designated as incentive stock options. All options/warrants expire no more than ten years from the date of the grant and fully vest over a period of between three-to-five years.

A summary of the options/warrants activity for the years ended December 31, 2002, 2001, and 2000 is presented below.

	Number of Shares	Weighted-Average Exercise Price
Outstanding, December 31, 1999	240,660	$5.50
Granted during 2000	29,460	$5.50
Exercised during 2000	- -	- -
Forfeited during 2000	(2,000)	$5.50
Outstanding December 31, 2000	268,120	$5.50

Granted during 2001	19,560	$6.50
Exercised during 2001	- -	- -
Forfeited during 2001	(400)	$6.50
Outstanding December 31, 2001	287,280	$5.57

Granted during 2002	- -	- -
Exercised during 2002	(1,333)	$5.50
Forfeited during 2002	(5,567)	$5.66
Outstanding December 31, 2002	280,380	$5.57

At December 31, 2002, the total options/warrants outstanding and exercisable were as follows:

Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Prices	Number Outstanding	Weighted Average Remaining Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50 to $6.50	280,380	6.9	5.57	262,120	$5.50

Using the BLSC Model, more fully described under Note 2, the weighted-average fair values of warrant/option granted in 2001 and 2000 were $2.48 and $2.17, respectively. No warrant/option were granted during calendar year 2002.

Lease of a Branch Office. On February 9, 2001, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the "Partnership") to lease approximately 3,800 square-feet of a new office building. Four of the Company's board members are also the majority owners of the Partnership. The lease, which commenced on June 1, 2001, is for a period of 10 years with two consecutive five-year extensions. In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments which may be levied against the property. The total monthly payment approximates $7,900, an amount that was paid beginning with the September 1, 2001 payment. From June 1, 2001 through August 31, 2001, the Bank paid $3,000 per month to lease only the land. The monthly lease payments will increase by 3% on the date of each anniversary. For the years ended December 31, 2002 and 2001, expenses associated with this lease amounted to $97,377 and $44,431, respectively.

As of December 31, 2002, the future minimum lease commitments are as follows:

Year Ending December 31,	Amount
2003 2004 2005 2006 2007 Thereafter Total	$ $	99,529 102,515 105,590 108,758 112,021 408,432 936,845

Payments to Directors. Two directors received, in the aggregate, $7,728 and $7,850 for products and services sold to the Company during the years ended December 31, 2002 and 2001, respectively.

Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 2002 and 2001, loans outstanding to directors, their related interests and executive officers aggregated $2,580,276 and $2,873,000, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar years 2002 and 2001 follows:

	Insider Loan Transactions
	2002	2001
Balance, beginning of year New loans Less, Principal reductions Balance, end of year	$2,873,000 745,943 (1,038,667) $2,580,276	$1,609,049 1,368,126 (104,175) $2,873,000

Deposits by directors and their related interests, as of December 31, 2002 and 2001 approximated $1,168,181 and $1,121,608, respectively.

Note 15 - Concentrations of Credit

The Company originates primarily commercial, residential, and consumer loans to customers in Manatee County, Florida, and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Manatee County and the surrounding counties.

Sixty-two percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth under Note 5.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank's statutory capital, or approximately $1,165,000 at December 31, 2002.

Note 16 - Regulatory Matters

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the FRB. The Bank was chartered by the State of Florida and is a member of the Federal Reserve System. As such, the Bank is regulated by the Florida's Comptroller Office and by the FRB.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank. The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2002, none of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval.

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

Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank, as of December 31, 2002, meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the Bank was considered to be Well Capitalized. There are no conditions or events since December 31, 2002 that management believes have changed the Bank's Well Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio Tier 1 risk-based capital ratio Tier 1 leverage ratio	8.0% 4.0% 4.0%	10.0% 6.0% 5.0%

The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2002: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$5,167 4,733	9.1% 8.4%	$4,528 4,529	> >	8% 8%	$5,661 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,622 4,228	8.2% 7.5%	$2,264 2,264	> >	4% 4%	$3,396 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$4,662 4,228	6.4% 5.8%	$2,929 2,930	> >	4% 4%	$3,662 N/A	>	5% N/A
As of December 31, 2001: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,871 4,462	11.2% 10.3%	$3,467 3,467	> >	8% 8%	$4,333 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,506 4,097	10.4% 9.5%	$1,733 1,733	> >	4% 4%	$2,600 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$4,506 4,097	8.5% 7.8%	$2,113 2,113	> >	4% 4%	$2,641 N/A	>	5% N/A

Note 17 - Dividends

The primary source of funds available to the Company to honor its financial obligations and pay cash dividends to its shareholders is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the years ended December 31, 2002, 2001 and 2000, no dividends were paid to shareholders.

Note 18 - Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
December 31,
	2002	2001
Assets: Cash Investment in Bank Other Assets Total Assets	$ 14.308 4,695,334 2,743 $ 4,712,385	$ 8,443 4,470,758 3,441 $4,482,642
Liabilities and Shareholders' Equity: Accounts payable Borrowings Total Liabilities	$ 11,244 $ 439,898 $ 451,142	$25,935 $394,838 $420,773
Common stock Paid-in-capital Retained (Deficit) Accumulated comprehensive income Total Shareholders' equity Total Liabilities and Shareholders' equity	$ 11,474 5,999,596 (1,782,633) 32,806 $4,261,243 $4,712,385	$ 11,461 5,992,278 (1,906,244) (35,626) $ 4,061,869 $ 4,482,642
Parent Company Statements of Income
December 31,
2002	2001	2000

Interest income
Miscellaneous expense
Income/(loss) before income tax, and equity
in undistributed (loss) of Bank
Income tax expense
Income/(loss) before equity in undistributed
(loss) of the Bank
Equity in undistributed loss of the Bank
Net loss

$ 1,091 (33,625) $(32,534) - - $(32,534) 156,145 $123,611	$10,274 (32,026) $(21,752) - - $(21,752) (609,107) $(630,859)	$33,572 (25,693) $ 7,879 - - $7,879 (704,868) $(696,989)
Parent Company Statements of Cash Flows
Year Ended December 31,
	2002	2001	2000

Cash flows from operating activities:
Net loss
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed loss of Bank
(Increase) in other assets
Increase in payables
Net cash used by operating activities

	$ 123,611 (156,145) 698 (14,690) $ (46,526)	$(630,859) 609,107 (2,997) 3,966 $ (20,783)	$(696,989) 704,868 43,593 (19,845) $ 31,627
Cash flows from investing activities: Investment in Bank Net cash used by investing activities	- - - -	$(1,000,000) $(1,000,000)	$ - - $ - -
Cash flows from financing activities: Sale of common stock, net Increase in borrowings Net cash provided by financing activities	$ 7,331 45,060 $52,391	$ - - 394,838 $394,838	$ - - - - $ - -
Net (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of year Cash and cash equivalents, end of year	$ 5,865 8,443 $14,308	$(625,945) 634,388 $ 8,443	$ 31,627 602,761 $634,388
Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

The Registrant did not change accountants in 19972002 and continues to use the independent accounting firm of Francis & Company, CPAs.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for the Company's 2003 annual meeting, including the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for the Company's 2003 annual meeting, including the information set forth under the caption "Executive Compensation."

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for the Company's 2003 annual meeting, including the information set forth under the caption "Beneficial Ownership of the Company's Common Stock."

Item 12.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for the Company's 2003 annual meeting, including the information set forth under the caption "Certain Relationships and Related Transactions."

Item 13.	Exhibits List and Reports on Form 8-K.
A.	Exhibits.
Exhibit Number	Sequential Description
3(1)

Amended and Restated Articles of Incorporation of Registrant dated October 2, 1998, incorporated by reference to Exhibit 2.1 of Registration Statement on Form SB-1, File No. 333-71773, filed on February 9, 1999.

3(ii)	Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 2.2 of Registration Statement on Form SB-1, File No. 333-71773, filed on February 9, 1999.
21	Subsidiaries of Registrant
B.	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

Item 14.	Controls and Procedures.

On February 10, 2003, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON BANCORPORATION, INC.
(Registrant)

BY: /S/ Charles S. Conoley
Charles S. Conoley, President, Principal
Executive Officer, Principal Financial Officer

Date: March 25, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Thomas C. Bennett, Jr. Thomas C. Bennett, Jr.	Director	March 25, 2003
/S/ Charles S. Conoley Charles S. Conoley	President, Chief Executive Officer, Secretary and Director	March 25, 2003
/S/ Michael Shannon Glasgow Michael Shannon Glasgow	Director	March 25, 2003
/S/ Barclay Kirkland, D.D.S. Barclay Kirkland, D.D.S.	Director	March 25, 2003
/S/ C. Donald Miller, Jr. C. Donald Miller, Jr.	Director	March 25, 2003
/S/ David K. Scherer David K. Scherer	Director	March 25, 2003
/S/ Bruce E. Shackelford Bruce E. Shackelford	Director	March 25, 2003
/S/ Elizabeth Thomason, D.M.D. Elizabeth Thomason, D.M.D.	Director	March 25, 2003
____________________________ Mary Ann P. Turner	Director	March 25, 2003
/S/ Clarence R. Urban Clarence R. Urban	Chairman of the Board and Director	March 25, 2003