Form 10KSB/A
period 2002-12-31
HORIZON BANCORPORATION INC
filed 2003-04-11
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2
_______________

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
of the Securities Exchange Act of 1934:

None
________________________

This Amendment No. 2 is being filed to incorporate the proper signatures on the signature page of our Annual Report on From 10-KSB for the year ended December 31, 2002, as filed on March 25, 2003 and as amended on March 28, 2003.

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
April 9, 2003

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
Interest bearing deposits_
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

Note 14 - Income Taxes

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
(* Filed as an exhibit to our Annual Report on From 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 25, 2003 and incorporated herein by reference.)
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

HORIZON BANCORPORATION, INC.
(Registrant)

BY: /S/ Charles S. Conoley
 Charles S. Conoley, President and Chief Executive Officer
(Principal Executive Officer)

/S/ James J. Bazata
James J. Bazata, Senior Vice President and Chief
Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 9, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
___________________________ Thomas C. Bennett, Jr.	Director
/S/ Charles S. Conoley Charles S. Conoley	President, Chief Executive Officer, Secretary and Director	April 9, 2003
/S/ Michael Shannon Glasgow Michael Shannon Glasgow	Director	April 9, 2003
/S/ Barclay Kirkland, D.D.S. Barclay Kirkland, D.D.S.	Director	April 9, 2003
/S/ C. Donald Miller, Jr. C. Donald Miller, Jr.	Director	April 9, 2003
______________________________ David K. Scherer	Director
______________________________ Bruce E. Shackelford	Director
/S/ Elizabeth Thomason, D.M.D. Elizabeth Thomason, D.M.D.	Director	April 9, 2003
/S/ Mary Ann P. Turner Mary Ann P. Turner	Director	April 9, 2003
/S/ Clarence R. Urban Clarence R. Urban	Chairman of the Board and Director	April 9, 2003

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