Form 10QSB
period 2003-03-31
HORIZON BANCORPORATION INC
filed 2003-05-12
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

Common stock, par value $.01 per share, 1,147,410 shares issued and outstanding as of May 9, 2003.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets
ASSETS	(Unaudited) March 31, 2003	December 31, 2002
Cash and due from banks Federal funds sold Total cash and cash equivalents	$3,545,734 _2,297,000 5,842,734	$1,832,187 _2,737,000 4,589,187
Securities:
Securities available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	9,170,246 58,394,540 1,834,438 __987,677 76,229,635	9,958,547 55,908,210 1,843,293 __772,713 73,071,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Borrowings Other liabilities Total Liabilities	7,624,687 63,767,656 71,392,343 456,271 147,387 71,996,001	5,978,433 62,283,753 68,262,186 439,898 108,623 68,810,707
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,147,410 shares issued and outstanding	11,474	11,474
Paid-in-capital	5,999,596	5,999,596
Retained (deficit)	(1,769,163)	(1,782,633)
Accumulated other comprehensive income	(8,273)	32,806
Total Stockholders' Equity	4,233,634	4,261,243
Total Liabilities and Stockholders' Equity	$76,229,635	$73,071,950

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statement of Income (Unaudited)
	For the three months ended March 31,
	2003	2002
Interest and fees on loans and investments	$1,174,093	$1,024,515
Interest expense	466,724	484,987
Net interest income	$707,369	$539,528
Provision for loan losses	44,249	68,545
Net interest income after provision for loan losses	$663,120	$470,983
Other income:
Service fees on deposit accounts	$35,739	$37,146
Other income	1,761	17,033
Total other income	$37,500	$54,179

Operating expenses:
Salaries
Employee benefits
Depreciation and amortization
Data Processing
Legal and professional
Rent
Regulatory assessments
Insurance expense
Advertising & promotional
Miscellaneous other expenses

	$251,335 68,913 41,454 64,825 50,718 24,569 21,552 12,677 20,562 130,545	$240,563 60,102 60,479 55,110 16,472 23,905 8,908 8,549 14,203 86,355
Total operating expenses	$687,150	$574,646
Net (loss) before taxes	$13,470	$(49,484)
Income taxes	- -	- -
Net (loss)	$13,470	$(49,484)
Basic (loss) per share	$ .01	$ (.04)
Diluted (loss) per share	$ .01	$ (.04)

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
Bradenton, Florida
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2003	2002
Cash flows used by operating activities	$(118,134)	$(27,929)
Cash flows from investing activities: Increase in loans, net	(2,530,579)	(5,559,337)
Securities available for sale: Purchases Maturities and pay downs	(1,010,900) 1,805,201	(1,567,421) 1,291,551
Securities held-to-maturity: Maturities and pay-downs Purchase of fixed assets	(38,571)	- - (9,390)
Net cash used by investing activities	$(1,774,849)	$(5,844,597)
Cash flows from financing activities:
Increase in borrowings Increase in deposits	16,373 3,130,157	8,594 8,605,824
Net cash provided by financing activities	3,146,530	8,614,418
Net (decrease) in cash and cash equivalents	1,253,547	2,741,892
Cash and cash equivalents, beginning of period	4,589,187	1,556,213
Cash and cash equivalents, end of period	$5,842,734	$4,298,105

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended March 31, 2002 and 2003

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2001	1,146,077	$11,461	$5,992,278	$(1,906,244)	$(35,626)	$4,061,869
Comprehensive Income: Net income (loss), three-month period ended March 31, 2002	- -	- -	- -	(49,484)	- -	(49,484)
Net unrealized gains on securities, three-month period ended March 31, 2002 Total comprehensive income	- - - -	- - - -	- - - -	- - (49,484)	(65,768) (65,768)	(65,768 (115,252))
Balance, March 31, 2002	1,146,077	$ 11,461	$5,992,278	$(1,955,728)	$(101,394)	$3,946,617
Balance, December 31, 2002	1,147,410	$11,474	$5,999,596	$(1,782,633)	$32,806	$4,261,243
Comprehensive Income: Net income, three-month period ended March 31, 2003	- -	- -	- -	13,470	- -	13,470
Net unrealized gains on securities, three-month period ended March 31, 2003 Total comprehensive income/(loss)	- - - -	- - - -	- - - -	- - 13,470	(41,079) (41,079)	(41,079) (27,609)
Balance, March 31, 2003	1,147,410	$ 11,474	$5,999,596	$(1,769,163)	$(8,273)	$4,233,634

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2003

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2002.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2003, and December 31, 2002, there were 1,147,410 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2003 and December 31, 2002, there were no shares of the Company's preferred stock issued or outstanding.

Note 3 - Recent Accounting Pronouncements

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." SOP 01-6 reconciles the specialized accounting and financial reporting guidance in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. Adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which addresses accounting for the acquisition of certain financial institutions. The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No. 72 and requires unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements after September 30, 2002. The adoption of SFAS No. 147 has had no material impact on the Company's results of operations or financial position.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net income for the three-month period ended March 31, 2003 amounted to $13,470, or $.01 per diluted share. For the three-month period ended March 31, 2002, net loss amounted to $(49,484), or $(.04) per diluted share. Following is a brief discussion concerning the Company's operational results for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002.

  Interest income, which represents interest received on interest earning assets, increased from $1,024,515 for the three-month period ended March 31, 2002 to $1,174,093 for the three-month period ended March 31, 2003, an increase of $149,578. The cost of funds, which represents interest paid on deposits and borrowings, was reduced from $484,987 for the three-month period ended March 31, 2002 to $466,724 for the three-month period ended March 31, 2003, a reduction of $18,263. For the three-month period ended March 31, 2003, the growth in interest income coupled with the reduction in the cost of funds resulted in an increase in net interest income, from $539,528 for the three-month period ended March 31, 2002, to $707,369 for the three-month period ended March 31, 2003.

Net interest yield, defined as net interest income divided by average interest earning assets, increased from 3.84% during the three-month period ended March 31, 2002 to 4.14% during the three-month period ended March 31, 2003. This increase is significant in light of the fact that the majority of financial institutions are experiencing a decline in the net interest yield caused primarily by the declining interest rate environment. Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2003.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$2,111	$6	1.17%
Securities	8,690	114	5.25%
Loans	57,499	1,054	7.33%
Total	$68,300	$1,174	6.88%
Borrowings	$1,187	$6	2.12%
Transactional accounts	16,329	49	1.20%
Savings	4,175	16	1.53%
CD's	41,474	396	3.82%
Total	$63,165	$467	2.96%
Net interest income		$707
Net yield on earning assets			4.14%

  For the three-month period ended March 31, 2003, non-interest income amounted to $37,500, or .20% of average assets. By comparison, non interest income for three-month period ended March 31, 2002 amounted to $54,179, or .35% of average assets. The primary reasons for the decline has to do with two non-recurring items and the reduction in service fees.

  For the three-month period ended March 31, 2003, non-interest expense amounted to $687,150, or 3.68% of average assets. By comparison, for the three-month period ended March 31, 2002, non interest expense amounted to $574,646, or 3.72% of average assets. This decline in operating expense as a percent of average assets is due primarily to the improvement of operational efficiencies.

During the three-month period ended March 31, 2003, the allowance for loan losses increased by $45,000, to $550,000. The allowance for loan losses as a percentage of gross loans increased from .90% at December 31, 2002 to .93% at March 31, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Total assets increased by $3.2 million, to $76.2 million during the three-month period ended March 31, 2003. More specifically, cash and cash equivalents increased by $1.3 million, to $5.8 million; securities decreased by $.8 million, to $9.2 million; and loans increased by $2.5 million, to $58.4 million; and other assets increased by $.2 million to $1.0 million. To fund the $3.2 million increase in assets, customer deposits were increased by $3.1 million, to $71.4 million, and other liabilities increased by $.1 million, to $.6 million.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.8 million, representing 7.7% of total assets. Investment securities, which amounted to $9.2 million or 12.0% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's March 31, 2003	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	6.3% 8.9%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 6.3% and risk weighted ratio of 8.9% are above the required minimum.

Management recognized that if the Bank continues to grow in 2003 at the rate experienced in 2002, a capital injection into the Bank's capital accounts would be necessary. Accordingly, the Company is, at this date, in the midst of a rights offering, which, depending on the total rights exercised, will allow the Company to increase the Bank's capital by an amount ranging from $500,000 to $1,00,000. Funds raised through the above offering will be utilized to pay off Company debt, supplement the Bank's capital and for other corporate purposes.

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

Item 3 - Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management within 90 days of the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Since the date of such evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a) (b)	None. None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits: 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
(b)	Reports on Form 8-K Registrant filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ James J. Bazata James J. Bazata Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 9, 2003

CERTIFICATION

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

Date: May 9, 2003.

/S/ Charles S. Conoley
Charles S. Conoley
President and Chief Executive Officer

CERTIFICATION

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

Date: May 9, 2003.

/S/ James J. Bazata
James J. Bazata
Senior Vice President and Chief Financial Officer