Form 10QSB
period 2003-06-30
HORIZON BANCORPORATION INC
filed 2003-08-11
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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

Common stock, par value $.01 per share, 1,393,448 shares issued and outstanding as of August 6, 2003.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets
ASSETS	(Unaudited) June 30, 2003	(Unaudited) December 31, 2002
Cash and due from banks Federal funds sold Total cash and cash equivalents	$2,759,048 _3,125,000 5,884,048	$1,832,187 _2,757,000 4,589,187
Securities:
Securities available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	8,917,638 61,995,075 1,849,126 __682,614 $79,328,501	9,958,547 55,908,210 1,843,293 __772,713 $73,071,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Borrowings Other liabilities Total Liabilities	$6,824,621 66,382,729 73,207,350 459,813 173,614 $73,840,777	$5,978,433 62,283,753 68,262,186 439,898 108,623 $68,810,707
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,355,443 and 1,147,410 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	$13,554	$11,474
Paid-in-capital	7,215,094	5,999,596
Retained (deficit)	(1,758,456)	(1,782,633)
Accumulated other comprehensive income	17,532	32,806
Total Stockholders' Equity	5,487,724	4,261,243
Total Liabilities and Stockholders' Equity	$79,328,501	$73,071,950

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statement of Income (Unaudited)
	For the three months ended June 30,
	2003	2002
Interest and fees on loans and investments	$1,160,904	$1,079,781
Interest expense	470,862	496,296
Net interest income	$690,042	$583,485
Provision for loan losses	58,076	45,000
Net interest income after provision for loan losses	$631,966	$538,485
Other income:
Service fees on deposit accounts	$53,899	$38,554
Other income	28,111	11,044
Gain (loss) on settlement of securities	(19,252)	9,873
Total other income	$62,758	$59,471

Operating expenses:
Salaries
Employee benefits
Depreciation and amortization
Data Processing
Legal and professional
Rent
Regulatory assessments
Insurance expense
Advertising & promotional
Miscellaneous other expenses

	$259,657 71,979 45,587 68,264 52,629 25,306 14,621 13,342 9,300 123,332	$233,762 59,797 52,509 56,641 37,097 24,453 9,499 10,259 11,299 93,835
Total operating expenses	$684,017	$589,151
Net income (loss) before taxes	$10,707	$8,805
Income taxes	- -	- -
Net income (loss)	$10,707	$8,805
Basic income (loss) per share	$ .01	$ .01
Diluted income (loss) per share	$ .01	$ .01

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statement of Income (Unaudited)
	For the six months ended June 30,
	2003	2002
Interest and fees on loans and investments	$2,334,997	$2,104,296
Interest expense	937,586	981,283
Net interest income	$1,397,411	$1,123,013
Provision for loan losses	102,325	113,545
Net interest income after provision for loan losses	$1,295,086	$1,009,468
Other income:
Service fees on deposit accounts	$89,638	$75,700
Other income	29,873	28,077
Gain (loss) on settlement of securities	(19,252)	9,873
Total other income	$100,259	$113,650

Operating expenses:
Salaries
Employee benefits
Depreciation and amortization
Data Processing
Legal and professional
Rent
Regulatory assessments
Insurance expense
Advertising & promotional
Miscellaneous other expenses

	$510,991 140,892 91,150 133,090 106,247 49,875 36,173 26,019 29,861 246,870	$474,325 119,899 112,988 111,751 53,569 48,358 18,407 18,808 25,502 180,190
Total operating expenses	$1,371,168	$1,163,797
Net income (loss) before taxes	$24,177	$(40,679)
Income taxes	- -	- -
Net income (loss)	$24,177	$(40,679)
Basic income (loss) per share	$ .02	$ (.04)
Diluted (loss) per share	$ .02	$ (.04)

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
Bradenton, Florida
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2003	2002
Cash flows provided by operating activities	$366,406	$388,794
Cash flows from investing activities: Increase in loans, net	$(6,189,190)	$(12,803,167)
Securities available for sale: Purchases Maturities and pay downs	(1,416,127) 2,439,823	(1,567,549) 1,291,551
Purchase of fixed assets	(88,708)	(9,390)
Net cash used by investing activities	$(5,254,202)	$(13,088,555)
Cash flows from financing activities:
Sale of stock Increase in borrowings Increase in deposits	$1,217,578 19,915 4,945,164	$ -- 1,027,358 13,699,141
Net cash provided by financing activities	$6,182,657	$14,726,499
Net increase in cash and cash equivalents	$1,294,861	$2,026,738
Cash and cash equivalents, beginning of period	4,589,187	1,556,213
Cash and cash equivalents, end of period	$5,884,048	$3,582,951

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2002 and 2003

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2001	1,146,077	$11,461	$5,992,278	$(1,906,244)	$(35,626)	$4,061,869
Comprehensive Income: Net income (loss), six-month period ended June 30, 2002	- -	- -	- -	(40,680)	- -	(40,680)
Net unrealized gains on securities, six-month period ended June 30, 2002 Total comprehensive income/(loss)	- - - -	- - - -	- - - -	- - (40,680)	113,095 113,095	113,095 72,415
Balance, June 30, 2002	1,146,077	$ 11,461	$5,992,278	$(1,946,924)	$77,469	$4,134,284
---------------------------------------------------
Balance, December 31, 2002	1,147,410	$11,474	$5,999,596	$(1,782,633)	$32,806	$4,261,243
Issuance of 208,033 shares through rights offering, net of selling expenses	208,033	$2,080	$1,215,498			$1,217,578
Comprehensive Income: Net income, six-month period ended June 30, 2003	- -	- -	- -	24,177	- -	24,177
Net unrealized loss on securities, six-month period ended June 30, 2003 Total comprehensive income/(loss)	- - - -	- - - -	- - - -	- - 24,177	(15,274) (15,274)	(15,274) 8,903
Balance, June 30, 2003	1,355,443	$ 13,554	$7,215,094	$(1,758,456)	$17,532	$5,487,724

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2002.

Note 2 - Summary of Organization

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company") is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank opened for business. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"), subject to certain limitations imposed by the FDIC.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2003, and December 31, 2002, there were 1,355,443 and 1,147,410 shares of the Company's common stock issued and outstanding, respectively. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2003 and December 31, 2002, there were no shares of the Company's preferred stock issued or outstanding.

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

In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which addresses accounting for the acquisition of certain financial institutions. The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No. 72 and require unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements after September 30, 2002. The adoption of SFAS No. 147 has had no material impact on the Company's results of operations or financial position.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Total assets increased by $6.2 million, to $79.3 million during the six-month period ended June 30, 2003. More specifically, cash and cash equivalents increased by $1.3 million, to $4.6 million; securities decreased by $1.1 million, to $8.9 million; loans increased by $6.1 million, to $62.0 million, and all other assets decreased by $.1 million to $.7 million. To fund the $6.2 million increase in assets, customer deposits were increased by $4.9 million, to $73.2 million, other liabilities increased by $.1 million, to $24 million, and the capital accounts increased by $1.2 million, to $5.5 million.

Liquidity and Sources of Capital

The Company filed a Registration Statement on Form SB-2, which became effective April 29, 2003 (the "Rights Offering"). Under the Rights Offering, the Company offered a minimum of 166,667 and a maximum of 344,223 units solely to its shareholders of record as of April 11, 2003. The Rights Offering expired July 6, 2003. The subscription price of each unit was $6.00. Each unit consists of one share of the Company's common stock plus one warrant to purchase, for $7.00, an additional share of common stock in the next two years. The Company may cancel the warrants after one year unless the holder exercises the warrant within a thirty-day notice period. The Company will use the proceeds to pay offering expenses, to repay a note of approximately $460,000, add capital to the Bank, and retain excess funds, if any, for working capital purposes. As of June 30, 2003, the Company had sold 208,033 units, having collected net proceeds of $1,217,578. On June 17, 2003, the Company injected $1.0 million into the Bank's capital accounts. Upon the expiration of the Rights Offering on July 6, 2003, the Company had sold 246,038 units.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.9 million, representing 7.4% of total assets. Investment securities, which amounted to $8.9 million or 11.2% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

	Bank's June 30, 2003	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	7.3% 9.7%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.3% and risk-weighted ratio of 9.7% are well above the required minimum. As described above, on June 17, 2003, the Company injected $1.0 million into the Bank's capital accounts, thereby significantly improving the Bank's capital position and its ability to grow.

Results of Operations

For the three-month period ended June 30, 2003, net income amounted to $10,707, or $.01 per diluted share. By comparison, net income for the three-month period ended June 30, 2002 amounted to $8,805, or $.01 per diluted share. In general, revenues for the quarter ended June 30, 2003 increased by approximately $110,000 over revenues for the June 30, 2002 quarter, while expenses grew by approximately $108,000 over the same time periods. More specifically,

  Net interest income increased from $583,485 for the three-month period ended June 30, 2002 to $690,042 for the three-month period ended June 30, 2003. This increase is due to both higher average earning assets and a higher net interest yield.

  Non-interest income for the three-month period ended June 30, 2003 was $62,758, an amount slightly higher than the $59,471 obtained during the three-month period ended June 30, 2002. Note that during the 2003 quarter, loss on settlement of securities amounted to $(19,252) while during the 2002 quarter, there was a gain of $9,873. If one discounts (disregards) the gain/(loss) on the settlement of securities, then non-interest income would have increased by $32,412, from $49,598 for the June 30, 2002 quarter to $82,010 for the June 30, 2003 quarter.

  Non-interest expense increased from $589,151 for the three-month period ended June 30, 2002 to $684,017 for the three-month period ended June 30, 2003. The majority of the above increase is due to the expanding asset-base.

  Provision for loan losses for the three-month period ended June 30, 2003 and 2002 were $58,076 and $45,000, respectively. The increase in the provision is due to higher loan balances.

Net income for the six-month period ended June 30, 2003 amounted to $24,177, or $.02 per diluted share. By comparison, for the six-month period ended June 30, 2002, net (loss) amounted to $(40,679), or $(.04) per diluted share. Below is a brief discussion concerning the Company's operational results for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002.

a. Interest income, which represents interest received on interest earning assets, increased from $2,104,296 for the six-month period ended June 30, 2002 to $2,334,997 for the six-month period ended June 30, 2003, an increase of $230,701. The cost of funds, which represents interest paid on deposits and borrowings, decreased from $981,283 for the six-month period ended June 30, 2002 to $937,586 for the six-month period ended June 30, 2003, a decrease of $43,697. The increase in interest income combined with the reduction in interest expense resulted in an increase in the net interest income from $1,123,013 for the six-month period ended June 30, 2002 to $1,397,411 for the six-month period ended June 30, 2003; this represents an increase of $274,398, or 24.4%.

Net interest yield, defined as net interest income divided by average interest earning assets, increased from 3.82% during the six-month period ended June 30, 2002 to 3.95% during the six-month period ended June 30, 2003. This increase is significant in light of the fact that the majority of financial institutions are experiencing a decline in the net interest yield caused primarily by the declining interest rate environment. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2003.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 1,804	$ 10	1.16%
Securities	9,130	194	4.25%
Loans	59,727	2,131	7.14%
Total	$70,661	$2,335	6.61%
Borrowings	$ 382	$ 10	5.24%
Transactional accounts	16,752	99	1.18%
Savings	4,306	32	1.49%
CD's	42,769	797	3.73%
Total	$64,209	$ 938	2.92%
Net interest income		$1,397
Net yield on earning assets			3.95%

b. For the six-month period ended June 30, 2003, non-interest income amounted to $100,259, or .26% of average assets. By comparison, non-interest income for the six-month period ended June 30, 2002 amounted to $113,650, or .35% of average assets. If one discounts the gain/(loss) on settlement of securities (because they are non-recurring), then non-interest income would have increased from $103,777 for the 2002 period to $119,511 for the 2003 period; as a percent of average assets, however, non-interest income would have decreased from .32% (2002) to .31% (2003).

c. For the six-month period ended June 30, 2003, non-interest expense amounted to $1,371,168, or 3.56% of average assets. By comparison, for the six-month period ended June 30, 2002, non-interest expense amounted to $1,163,797, or 3.60% of average assets. This decrease (on a percentage basis) is primarily due to the improvement of operational efficiencies.

During the six-month period ended June 30, 2003, the allowance for loan losses increased by $70,000, to $575,000. The allowance for loan losses, as a percent of gross loans, increased from .90% at December 31, 2002 to .92% at June 30, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities that, if it was to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

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

The 2003Annual Meeting of Shareholders of the Company was held on May 22 2003. The following table sets forth the name of each individual elected at the 2003 Annual Meeting to serve a three-year term as a Class I director, and the results of voting with respect to each director:

	Charles S. Conoley Michael S. Glasgow Barclay Kirkland Bruce E. Shackelford	Votes For 806,572 806,572 806,572 806,572	Votes Withheld 51,597 51,597 51,597 51,597

No other matters were presented or voted on at the Annual Meeting.

The following persons did not stand for reelection at the 2003 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: David K. Scherer, Elizabeth Thomason, Mary Ann P. Turner, Clarence R. Urban, Thomas C. Bennett, Jr., and C. Donald Miller, Jr.

Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K.
A. Exhibits:
31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
B. Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ James J. Bazata James J. Bazata Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 11, 2003