Form 10QSB/A
period 2003-06-30
HORIZON BANCORPORATION INC
filed 2003-08-11
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB
Amendment No. 1

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

Item 3 - Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

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