Form 10QSB
period 2003-09-30
HORIZON BANCORPORATION INC
filed 2003-11-13
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

Common stock, par value $.01 per share, 1,493,448 shares issued and outstanding as of November 10, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets
ASSETS	(Unaudited) September 30, 2003	(Unaudited) December 31, 2002
Cash and due from banks Federal funds sold Total cash and cash equivalents	$3,709,885 ________0 3,709,885	$1,832,187 _2,757,000 4,589,187
Securities:
Securities available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	10,144,234 67,269,066 1,785,208 _1,056,880 $83,965,273	9,958,547 55,908,210 1,843,293 __772,713 $73,071,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Borrowings Other liabilities Total Liabilities	$6,896,621 69,095,811 75,992,432 1,463,190 ___116,336 $77,571,958	$5,978,433 62,283,753 68,262,186 439,898 108,623 $68,810,707
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,493,448 and 1,147,410 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	$14,934	$11,474
Paid-in-capital	8,039,148	5,999,596
Retained (deficit)	(1,591,089)	(1,782,633)
Accumulated other comprehensive income	___(69,678)	32,806
Total Stockholders' Equity	_6,393,315	4,261,243
Total Liabilities and Stockholders' Equity	$83,965,273	$73,071,950

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Operations (Unaudited)
	For the three months ended September 30,
	2003	2002
Interest and fees on loans and investments	$1,229,452	$1,178,127
Interest expense	464,814	515,328
Net interest income	$764,638	$662,799
Provision for loan losses	113,756	61,000
Net interest income after provision for loan losses	$650,882	$601,799
Other income:
Service fees on deposit accounts	$56,081	$44,982
Gain or sale of assets	85,439	3,062
Gain (loss) on settlement of securities	12,155	- -
Other income	7,360	9,897
Total other income	$161,035	$57,941

Operating expenses:
Salaries and wages
Employee benefits
Depreciation and amortization
Legal and professional
Insurance expense
Rent
Regulatory assessments
Data Processing
Advertising & promotional
Miscellaneous other expenses

	$258,708 73,542 45,671 20,509 9,691 25,306 10,968 66,101 17,877 _116,177	$227,963 61,295 59,534 16,999 14,561 24,454 5,611 55,951 12,508 ___109,057
Total operating expenses	$644,550	$587,933
Net income (loss) before taxes	$167,367	$71,807
Income taxes	- -	- -
Net (loss)	$167,367	71,807
Basic (loss) per share	$.13	$.06
Diluted (loss) per share	$.12	$.06

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Operations (Unaudited)
	For the nine months ended September 30,
	2003	2002
Interest and fees on loans and investments	$3,564,449	$3,282,423
Interest expense	1,402,400	1,496,611
Net interest income	$2,162,049	$1,785,812
Provision for loan losses	216,081	174,545
Net interest income after provision for loan losses	$1,945,968	$1,611,267
Other income:
Service fees on deposit accounts Gain on sale of assets Gain on settlement of securities Other income	$145,719 85,439 (7,097) 37,233	$120,682 9,873 3,062 37,974
Total other income	$261,294	$171,591

Operating expenses:
Salaries and wages
Employee benefits
Depreciation and amortization
Legal and professional
Insurance expense
Rent
Regulatory assessments
Data processing
Advertising and promotional
Miscellaneous other expenses

	$769,699 214,434 136,821 126,756 35,710 75,181 47,141 199,191 47,738 363,047	$702,288 181,194 172,522 70,568 33,369 72,812 24,018 167,702 38,010 289,247
Total operating expenses	$2,015,718	$1,751,730
Net income (loss) before taxes	$191,544	$31,128
Income taxes	- -	- -
Net income (loss)	$191,544	$31,128
Basic income (loss) per share	$.16	$.03
Diluted income (loss) per share	$.15	$.03

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended September 30,
	2003	2002
Cash flows used by operating activities		$253,029
Cash flows from investing activities:
Available for sale securities:
Sale of securities	$ - -	$492,500
Purchases	(4,327,708)	(2,071,864)
Maturities and pay downs	3,961,523	3,536,640
(Increase) in loans, net	(11,576,937)	(16,735,931)
Purchase of fixed assets	(88,807)	(43,512)
Net cash used by investing activities	$(12,031,830)	$(14,822,167)
Cash flows from financing activities:
Increase in deposits Increase in borrowings Proceeds from sale of 346,038 shares of common stock Exercise of stock options	$7,730,246 1,023,292 2,043,012 _______- -	$17,636,644 31,228 - - 7,331
Net cash flows provided by financing activities	$10,796,550	$17,675,203
Net (decrease) in cash and cash equivalents	$(879,302)	$3,106,065
Cash and cash equivalents at beginning of period	4,589,187	1,556,213
Cash and cash equivalents at end of period	$3,709,885	$4,662,278

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 2002 and 2003
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2001	1,146,077	$11,461	$5,992,278	$(1,906,244)	$(35,626)	$4,061,869
Exercise of stock options	1,333	13	7,318	- -	- -	7,331
Comprehensive Income: Net income, nine-month period ended September 30, 2002	- -	- -	- -	31,128	- -	31,128
Net unrealized gains on securities, nine-month period ended September 30, 2002 Total comprehensive income	- - - -	- - - -	- - - -	- - 31,128	114,795 114,795	114,795 145,923
Balance, September 30, 2002	1,147,410	$ 11,474	$5,999,596	$(1,875,116)	$79,169	$4,215,123
---------------------------------------------------
Balance, December 31, 2002	1,147,410	$11,474	$5,999,596	$(1,782,633)	$32,806	$4,261,243
Issuance of 246,038 shares through rights offering, net of selling expenses	246,038	2,460	1,440,552	- -	- -	1,443,012
Issuance of 100,000 shares through private placement, net of selling expenses	100,000	1,000	599,000	- -	- -	600,000
Comprehensive Income: Net income, nine-month period ended September 30, 2003	- -	- -	- -	191,544	- -	191,544
Net unrealized loss on securities, nine-month period ended September 30, 2003 Total comprehensive income/(loss)	- - - -	- - - -	- - - -	- - 191,544	(102,484) (102,484)	(102,484) 88,960
Balance, September 30, 2003	1,493,448	$ 14,934	$8,039,148	$(1,591,089)	$(69,678)	$6,393,315

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2003

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2002.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2003, and December 31, 2002, there were 1,493,448 and 1,147,410 shares of the Company's common stock issued and outstanding, respectively. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2003 and December 31, 2002, there were no shares of the Company's preferred stock issued or outstanding.

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

Total assets increased by $10.9 million, to $84.0 million during the nine-month period ended September 30, 2003. More specifically, cash and cash equivalents decreased by $.9 million, to $3.7 million; securities increased by $.1 million, to $10.1 million; loans increased by $11.4 million, to $67.3 million; and other assets increased by $.3 million, to $1.1 million. To fund the $10.9 million increase in assets, customer deposits were increased by $7.8 million, to $76.0 million, borrowings and other liabilities increased by $1.0 million, to $1.6 million, and capital accounts increased by $2.1 million, to $6.4 million.

Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.7 million, representing 4.4% of total assets. Investment securities, which amounted to $10.1 million or 12.1% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

	Bank's September 30, 2003	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	7.2% 10.1%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.2% and risk weighted ratio of 10.1% are above the required minimum. It is noted that during calendar year 2003 (year-to-date) the Company injected $1.0 million into the Bank's capital accounts.

Results of Operations

For the three-month period ended September 30, 2003, net income amounted to $167,367, or $.12 per diluted share. By comparison, net income for the three-month period ended September 30, 2002 amounted to $71,807, or $.06 per diluted share. The reasons for the improvement in the results for the three-month period ended September 30, 2003 when compared to the three-month period ended September 30, 2002 are as follows:

  Net interest income increased from $662,799 for the three-month period ended September 30, 2002 to $764,638 for the three-month period ended September 30, 2003. This increase is due to both higher average earning assets and a higher net interest yield.

  Non-interest income for the three-month period ended September 30, 2003 was $161,035, an amount significantly higher than the $57,941 obtained during the three-month period ended September 30, 2002. While the increase is due to higher transactional volume and higher fees, the majority of the increase, or $82,377, is due to the gain on the sale of assets.

  Non-interest expense increased from $587,933 for the three-month period ended September 30, 2002 to $644,550 for the three-month period ended September 30, 2003. Despite this $56,617 increase in operating expense, non-interest expense as a percent of average assets declined from 3.65% to 3.28%, suggesting improved efficiencies.

Net income for the nine-month period ended September 30, 2003 amounted to $191,544, or $.15 per diluted share. For the nine-month period ended September 30, 2002, net income amounted to $31,128, or $.03 per diluted share. Below is a brief discussion concerning the Company's operational results for the nine-month period ended September 30, 2003, as compared to the nine-month period ended September 30, 2002.

a. Interest income, which represents interest received on interest earning assets, increased from $3,282,423 for the nine-month period ended September 30, 2002 to $3,564,449 for the nine-month period ended September 30, 2003, an increase of $282,026. The cost of funds, which represents interest paid on deposits and borrowings, decreased, from $1,496,611 for the nine-month period ended September 30, 2002 to $1,402,400 for the nine-month period ended September 30, 2003, a decrease of $94,211. The increase in interest income coupled with a reduction in the cost of funds resulted in an increase in the net interest income form $1,785,812 for the nine-month period ended September 30, 2002 to $2,162,049 for the nine-month period ended September 30, 2003; this represents an increase of $376,237, or 21.1%.

Net interest yield, defined as net interest income divided by average interest earning assets, increased from 3.89% during the nine-month period ended September 30, 2002 to 3.96% for the nine-month period ended September 30, 2003. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2003.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 1,415	$ 12	1.13%
Securities	9,357	303	4.32%
Loans	62,038	3,249	6.98%
Total	$72,810	$3,564	6.53%
Borrowings	$ 381	$ 15	5.25%
Transactional accounts	17,120	144	1.12%
Savings	4,382	45	1.37%
CD's	43,610	1,198	3.66%
Total	$65,493	$1,402	2.85%
Net interest income		$2,162
Net yield on earning assets			3.96%

b. For the nine-month period ended September 30, 2003, non-interest income amounted to $261,294, or .44% of average assets. By comparison, non interest income for the nine-month period ended September 30, 2002 amounted to $171,591, or .34% of average assets. The majority of the increase (on a monetary basis) was caused by gains on sale of assets and by the increase in transactional volume.

c. For the nine-month period ended September 30, 2003, non-interest expense amounted to $2,015,718, or 3.42% of average assets. By comparison, for the nine-month period ended September 30, 2002, non interest expense amounted to $1,751,730, or 3.48% of average assets. This decrease (on a percentage basis) is primarily due to the improvement in operational efficiencies.

During the nine-month period ended September 30, 2003, the allowance for loan losses increased by $130,000, to $635,000. The allowance for loan losses as a percentage of gross loans increased from .90% at December 31, 2002 to .94% at September 30, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a)	Securities sold:
(i) Date: August 12, 2003,
(ii) Title of Securities: common stock and warrants to purchase common stock,
(iii) Amount: 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock at $7.00 per share.
(b)	Underwriters and other purchasers: John Falkner.
(c)	Consideration: $600,000.
(d)

Exemption from registration claimed: This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder, as a sale to an accredited investor not involving a general solicitation. The purchaser was well known to officers and directors of the Company, had a net worth or annual income sufficient to qualify as an accredited investor and, in addition, was experienced in financial and business matters.

Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
On September 17, 2003. the directors elected Mary Ann P. Turner Chairman of the Board, to serve until the first regularly scheduled Board of Directors meeting in March 2006.

Item 6.	Exhibits and Reports on Form 8-K.
A. Exhibits:
31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
B. Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ James J. Bazata James J. Bazata Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 13, 2003