Form 10KSB
period 2003-12-31
HORIZON BANCORPORATION INC
filed 2004-03-29
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

_____________

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003

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

Yes
_________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2003 were $5,165,935.

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 22, 2004, was $5,095,643. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value of the common stock of the Registrant held by non-affiliates was computed by reference to the fair market value of the common stock as of March 22, 2004 (i.e., $7.00 per share). The estimated fair market value reflects the trading price of the common stock of the Registrant in isolated private trades of the common stock during March, 2004. For the purposes of this response, directors, executive officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock as of March 22, 2004: 1,493,448 shares of common stock, par value $.01 per share (the "Common Stock").

Transitional Small Business Disclosure Format:

Yes No X

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 9, 10, 11, 12 and 14) is incorporated by reference from Registrant's proxy statement to be filed for the Company's 2004 annual meeting of shareholders.

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

The Company began its initial public offering of the Common Stock at $5.50 per share on February 9, 1999, and completed its minimum offering of 1,023,638 shares on October 13, 1999. Of the total proceeds of $5,630,009, the Company used $5,280,000 to capitalize the Bank, which opened for business on October 25, 1999. The Company raised an additional $673,414.50 as of December 31, 1999, when the offering closed, with a total of 1,146,077 shares of Common Stock sold for the aggregate amount of $6,303,423.50 (the "Offering").

To satisfy its needs for additional capital, the Company conducted a public offering solely to its existing shareholders (the "Rights Offering"), whereby each shareholder could purchase one unit for each 3.333 shares of the Company's common stock already owned. Each unit consisted of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock for $7.00 per share, subject to certain limitations. The Company sold 246,038 units for $6.00 per unit. In an unrelated private placement, also during 2003, the Company sold 100,000 units, each consisting of one share of common stock and one warrant to purchase one-half of one share of the Company's common stock at $3.50 (or $7.00 per share), for $6.00 per unit. Total proceeds to the Company, from the two offerings, amounted to $2,043,012, net of direct selling expenses.

The Company maintains its corporate offices at 900 53rd Avenue East, Bradenton, Florida 34203. Additionally, on June 25, 2001, the Bank opened a new branch facility located at 2102 59th Street West, Bradenton, Florida.

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

Under Florida law, the Bank is limited in the amount it can loan to a single borrower to no more than 15% of its statutory capital base, unless a loan that is greater than 15% of the statutory capital base is approved by the Board of Directors and unless the entire amount of the loan is secured. In no event, however, may the loan be greater than 25% of a bank's statutory capital base. The Bank's legal lending limit under Florida law for one borrower, based upon its initial statutory capital base, is approximately $981,030 for unsecured loans and $1,635,060 for fully secured loans.

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

2. Market Area and Competition.

The Bank's primary service area is Bradenton, Florida and the surrounding area of Manatee County. Manatee County is situated in the Tampa Bay region, south of Tampa and north of Sarasota. Bradenton is the county's largest city and the county seat. The primary service area from which the Bank draws 75% of its business is defined as the 29 census tracts bounded on the north by the Manatee River, on the south by the Manatee County line, on the east by the Braden River/38th Street and on the West by Sarasota Bay/Palma Sola Bay. The current population of Manatee County is estimated at 288,000 and the median age is estimated at 44.

Service and retail industries employ more than half of the workforce (estimated at 128,000 in 2001) in Manatee County. Manatee County has an estimated per capita income of $27,893.

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

As of June 30, 2003, there were 23 commercial banks, savings banks and savings and loan institutions, including the Bank, operating in the primary service area. Their 95 branches had combined deposits of approximately $3.9 billion.

3.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 2003. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

AVERAGE CONSOLIDATED ASSETS
Year Ended December 31, 2003		Year Ended December 31, 2002
Cash and due from banks	$3,499	$3,518
Taxable securities Federal funds sold Net Loans Total earning assets Other assets Total assets	$9,717 1,282 63,608 $74,067 3,467 $81,033	$12,221 1,302 49,233 $62,756 2,802 $69,076
AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
	Year Ended December 31, 2003	Year Ended December 31, 2002
Non interest bearing-deposits NOW and money market deposits Savings Deposits Time Deposits Borrowings Other liabilities	$7,176 17,304 4,493 45,044 1,434 186	$ 5,918 13,765 3,094 41,103 954 _____80
Total liabilities	$75,637	$64,914
Common Stock Paid-in Capital Retained (deficit)	$ 12 7,012 (1,628)	$ 11 5,995 (1,844)
Total stockholders' equity Total liabilities and stockholders' equity	$ 5,396 $81,033	$ 4,162 $ 69,076

The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis. (dollars in thousands)

	Year Ended December 31, 2003
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Federal funds sold Net loans	9,717 1,282 63,608	423 14 4,417	4.35% 1.09% 6.94%
Total earning assets	74,607	4,854	6.51%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	17,304 4,493 45,044 1,434	194 60 1,604 26	1.12% 1.34% 3.56% 1.81%
Total interest bearing liabilities	68.275	1,884	2.76%
Interest spread	3.75%
Net interest income		2,970
Net yield on interest earning assets			3.98%
	Year Ended December 31, 2002
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Federal funds sold Net loans	12,221 1,302 49,233	680 20 3,803	5.56% 1.54% 7.72%
Total earning assets	62.756	4,503	7.18%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	13,765 3,094 41,103 ___954	242 67 1,694 ___27	1.76% 2.17% 4.12% 2.83%
Total interest bearing liabilities	58,916	2,030	3.45%
Interest spread	3.73%
Net interest income		2,473
Net yield on interest earning assets			3.94%
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

	Year Ended December 31, 2003 Compared with Year Ended December 31, 2002
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Taxable securities Federal funds sold Net loans	(124) - - 939	(133) (6) (325)	(257) (6) 614
Total Interest Income	815	(464)	351
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	114 6 214 13	(162) (13) (304) (14)	(48) (7) (90) (1)
Total interest Expense	347	(493)	(146)
Change in net interest income	468	29	497
	Year Ended December 31, 2002 Compared with Year Ended December 31, 2001
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Taxable securities Federal funds sold Net loans	239 (34) 1,749	(45) (39) (271)	194 (73) 1,478
Total Interest Income	1,954	(355)	1,599
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	54 44 502 15	(23) (5) (206) (3)	31 39 296 12
Total interest Expense	615	(237)	378
Change in net interest income	1,339	(118)	1,221
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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):

Year Ended December 31, 2003
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits Total	$ 7,176 13,304 4,493 45,044 $70,017	N/A 1.12% 1.34% 3.56% 2.65%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$ 1,672 1,475 2,201 4,046 $9,394
Year Ended December 31, 2002
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$ 5,918 13,765 3,094 41,103 $63,880	N/A 1.76% 2.17% 4.12% 3.14%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$ 1,538 1,311 1,253 3,099 $7,201	$ 1,538,411 1,311,090 1,252,718 3,098,864 $7,201,083
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

The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 2003 and 2002 and the total amount of all loans for such periods (in thousands):

Type of Loan	As of December 31
Domestic	2003	2002
Commercial, financial and agricultural Real estate-construction Real estate mortgage Installment and other loans to individuals	$53,284 1,434 13,631 5,900	$39,186 171 10,380 6,676
Subtotal	$74,249	$56,413
Allowance for loan losses	(700)	(505)
Total (net of allowance)	$73,549	$55,908

The following is a presentation of an analysis of maturities of loans as of December 31, 2003 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 To 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural Real estate-construction	$16,529 1,434	$32,857 - -	$3,898 - -	$53,284 1,434
Total	$17,963	$32,857	$3,898	$54,718

Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 2003 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Fixed rate loans Variable rate loans	$ 9,851 8,112	$ 20,611 12,246	$ 3,790 108	$ 34,252 20,466
Total	$17,963	$32,857	$3,898	$54,718

The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 2003 and 2002 (dollars in thousands):

As of December 31,
	2003	2002
Loans accounted for on a non-accrual basis:
Number: Amount:	ten $237	four $143
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number: Amount:	five $35	five $449
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number: Amount:	none $ 0	none $0
Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:
Number: Amount:	twenty-two $1,301	four $1,341

As of December 31, 2003, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

At December 31, 2003, ten loans with an aggregate balance of $237,045 were not accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7. Summary of Loan Loss Experience.

An analysis of the Company's loss experience is furnished in the following table for the years ended December 31, 2003 and 2002, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

	Year Ended December 31
	2003	2002
Balance at beginning of period Charge-offs (commercial loans) Charge-offs (consumer loans) Recoveries Provision charged to Operations	$505 (32) (57) - - 284	$365 (91) (4) - - 235
Balance at end of period	$700	$505
Ratio of allowance for loan losses to total loans outstanding during the period	.94%	.89%
Net charge-offs to average loans	.14%	.19%

As of December 31, 2003, the allowance for possible losses was allocated as follows (dollars in thousands):

Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	$520 20 90 55 15	71.8% 1.9% 18.4% 7.9% - -
Total	$700	100.0%
As of December 31, 2002, the allowance for possible losses was allocated as follows (dollars in thousands):
Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	$369 3 70 58 _______5	69.5% ..3% 18.4% 11.8% ______- -
Total	$505	100.0%
8. Loan Loss Reserve.

In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2003, 71.8% of outstanding loans were in the category of commercial and financial agricultural loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However, 91.5% of the outstanding loans in this category at December 31, 2003, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

The Company's consumer loan portfolio is also secured. At December 31, 2003, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

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

9. Investments.

As of December 31, 2003, the securities portfolio comprised approximately 12.1% of the Company's assets, while loans comprised approximately 81.5% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the years ended December 31, 2003 and 2002, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category	December 31
	2003	2002
Available-for-Sale:
SBA Pool U.S. Agency Bonds Collateralized mortgage obligations Mortgage-backed securities Corporate bond Trust Preferred Securities Equity securities Total Securities	$ - - 2,077 2,134 699 1,000 4,500 469 $10,879	$ 520 502 3,697 367 1,000 3,500 373 $9,959

The following table indicates, for the year ended December 31, 2003, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

Investment Category
Available-for-Sale:	Amount	Average Weighted Yield
Other Securities after 10 years	$469	5.11%
Obligations of U.S. Agency one year or less over 5 to 10 years	949 1,128	4.25% 4.82%
Collateralized Mortgage Obligations one year or less over 1 to 5 years over 5 to 10 years	413 622 1,099	1.90% 4.82% 4.85%
Mortgage-backed securities over 5 to 10 years	699	5.24%
Corporate bond after 10 years	1,000	4.41%
Trust Preferred Securities after 10 years	4,500	5.04%
Total	$10,879	4.96%
10. Return on Equity and Assets.

Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2003 and 2002 are as follows:

	2003	2002
Return on average assets Return on average equity Equity to assets ratio Dividend payout ratio	.38% 5.71% 6.66% - -%	.18% 2.98% 6.03% - -%
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

12. Employees.

As of March 22, 2004, the Bank employed 34 full-time equivalent employees. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

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

Recent Significant Legislative Developments

Under recent Florida law, which is designed to implement the Interstate Banking Act, a non-Florida bank may not open new branches in Florida but may, beginning May 31, 1997, acquire by merger a Florida bank and operate its branches after the merger, provided that the Florida bank is at least three years old. Also, effective May 31, 1997, Florida law prohibits the establishment in Florida of new banks by non-Florida bank holding companies. A non-Florida bank holding company may, however, acquire a Florida bank or bank holding company, provided that the Florida bank involved is at least three years old. These interstate acquisitions are prohibited if they result in the control of more than 30% of the total amount of insured deposits in Florida, except where the acquisition is an initial entry into Florida by the out-of-state bank holding company. This legislation has the potential of increasing the competitive forces to which we would be subject.

Under the Gramm-Leach-Bliley Act, enacted in 1999, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act makes significant changes in United States banking law, principally by repealing restrictive provisions of the 1933 Glass-Steagall Act. The Gramm-Leach-Bliley Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under Section 4(c)(8) of the Bank Holding Company Act. The Gramm-Leach-Bliley Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. It is impossible to predict what effect the Gramm-Leach-Bliley Act will have on the Company or the Bank.

These and other changes in banking laws and regulations could place the Company in more direct competition with other financial institutions including mutual funds, securities brokerage firms, insurance companies and investment banking firms. The effect of any such legislation on the business of the Company cannot be accurately predicted. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof.

Also, on July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX"), enacted to address corporate and accounting fraud, became effective. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also

* requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC");

* imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures;

* accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and

* requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

SOX requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, SOX:

* subjects bonuses issued to top executives to disgorgement if a restatement of the company's financial statements was due to corporate misconduct;

* prohibits an officer or director misleading or coercing an auditor;

* prohibits insider trades during pension fund "blackout periods";

* imposes new criminal penalties for fraud and other wrongful acts; and

* extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
Item 2.	Description of Property.

In August 2000, the Company and the Bank moved their operations into a new one-story building located at 900 53rd Avenue East, in Bradenton. The new facility, after the addition of almost 2,000 square feet of interior space in August, 2003, consists of approximately 7,000 square feet of interior space, four interior teller windows, four exterior drive-through teller stations and 36 parking spaces. The interior includes executive offices, work stations for support staff and safe deposit box storage areas. The original total cost of for the new facility, including the costs of construction, landscaping, and furniture and equipment, was approximately $1.7 million. The 2003 addition cost the Company approximately $260,000, and the Company spent another approximately $40,000 to furnish the additional space with furniture and equipment.

On June 25, 2001, the Bank opened a new branch facility located at 2102 59th Street West, Bradenton, Florida (the "Blake Hospital Branch"). The Blake Hospital Branch was built by a Florida limited liability partnership composed of four of the Company's directors and a relative of one of the Company's directors. The Bank is leasing 3,812 square feet of the facility from the partnership on a ten year lease, at a rate of $23.50/square foot, with 3% annual increases and two five-year options.

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

The Registrant's Amended and Restated Articles of Incorporation authorize it to issue up to 25,000,000 shares of the Common Stock. As of March 22, 2004, 1,493,448 shares of the Common Stock were issued and outstanding to 731 holders of record.

There is no established public trading market in the stock. In the Offering, the Registrant sold 1,146,077 shares of Common Stock at a price of $5.50 per share. In the Rights Offering, at a price of $6.00 per unit, the Company sold 246,038 units consisting of one share of the Company's Common Stock plus one warrant to purchase, for $7.00, an additional share of Common Stock within two years. In the Private Placement, at a price of $6.00 per unit, the Company sold 100,000 units consisting of one share of the Company's Common Stock plus one warrant for every two shares of Common Stock to purchase, for $7.00, an additional share of Common Stock within two years. Additionally, the Registrant is aware of several isolated private sales which that occurred in March, 2004 at an average price of $7.00 per share.

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

Critical Accounting Policies

Critical accounting policies are defined as those that were reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Management believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For an additional discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see Note 2 in the Company's consolidated financial statements for years ended December 31, 2003 and 2002.

Income Taxes: The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Income taxes are discussed in more detail in Note 13 of the consolidated financial statements. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatments taking into account statutory, judicial and regulatory guidance in the context of its tax position. although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances, such as changes in tax laws influencing the Company's overall tax position.

Overview

The Company's results of operations are largely dependent on interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, borrowings, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

For year ended December 31, 2003, the Company anticipated a higher net interest income as the Bank continued to expand its base of earning assets. While it was evident early on that interest rates would not increase, management was confident in its ability to reduce the Bank's cost of funds faster than the reduction in the yield on earnings assets. Coupled with an expansion in earning assets, this ability compensated for the anticipated compression in the net yield on earning assets.

Looking ahead to 2004, the Company expects continued compression in the net yield on earning assets. Management plans to mitigate the impact of the continued compression with prudent asset growth, non-interest income growth generation and expense control. Additionally, there are a number of initiatives that are expected to contribute to 2004 and beyond. These initiatives include:

* identification of future location for expansion, whether through branching or loan production offices; and

* investment in additional new business development capabilities and process improvements within the lending area.

A.	Results of Operations.

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002.

For the years ended December 31, 2003 and 2002, net income amounted to $308,269 and $123,611, respectively. For 2003, basic and diluted income per share of Common Stock was $.24 and $.24, respectively. For 2002, basic and diluted loss per share of Common Stock was $.11 and $.10, respectively. Because of the existence of warrants and stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income/loss per share. A portion of the warrants/options were dilutive during calendar years 2003 and 2002.

In general terms, the Company's results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

Indeed, the results in 2003 were much improved over 2002 because the Company was able to increase its net interest margin, to increase significantly its non-interest income and to reduce expenses by attaining certain economies of scale.

Below is a comparison of the Company's performance during calendar year 2003 and 2002.

Average earning assets increased from $62.8 million at December 31, 2002 to $74.6 million at December 31, 2003, representing an increase of $11.8 million, or 18.9%. Below are the various components of average earning assets for the periods indicated (in thousands):

	December 31
	2003	2002
Federal funds sold Taxable securities Loans Total earning assets	$ 1,282 9,717 63,608 $74,607	$ 1,302 12,221 49,233 $62,756

As a consequence of the increase in earning assets, net interest income also increased, from $2,473,420 for the year ended December 31, 2002 to $2,969,838 for the year ended December 31, 2003. Below are the various components of interest income and expense, as well as their yield/cost for the periods indicated:

Years Ended:	December 31, 2003		December 31, 2002
	Interest Income /Expense	Yield /Cost	Interest Income /Expense	Yield /Cost
Interest income:	($ in 000's)
Federal funds sold Taxable securities Loans	$ 14 423 4,417	1.09% 4.35% 6.94%	$ 20 680 3803	1.54% 5.56% 7.72%
Total	$4,854	6.51%	$4,503	7.18%

Interest expense:
NOW and money market deposits Savings deposits Time deposits Other borrowings	194 60 1,604 26	1.12% 1.34% 3.56% 1.81%	242 67 1,694 27	1.76% 2.17% 4.12% 2.83%
Total	$1,884	2.76%	$2,030	3.45%
Net interest income Net yield on earning assets	$2,970	3.98%	$2,473	3.94%

The above table indicates that the net yield on earning assets increased from 3.94% for the year ended December 31, 2002, to 3.98% for the year ended December 31, 2003. This occurred because of the following factors:

* The asset-mix has shifted towards higher yielding asset. For example, loans (the highest yielding asses) as a percent of total average assets increased from 78.4% (2002) to 82.3% (2003); and

* Average earnings assets, as a percentage of total assets increased from 90.8% (2002) to 91.4% (2003), indicating more efficient operations.

Non-interest Income

Non-interest income as a percentage of average total assets for years ended December 31, 2003 and 2002, respectively, amounted to .39% and .37%, respectively. This increase was achieved despite the fact that there were no gains on sale of securities in 2003, while gains on sale of securities amounted to $27,509 in 2002. Absent the above gain, non-interest income, as a percent of average assets would have increased from .33% (2002) to .39% (2003).

Components of non-interest income for calendar years 2003 and 2002 are as follows:

	Year Ended December 31
	2003	2002
Gain on sale of securities Service fees on deposit accounts Miscellaneous other Total	$- - 197,461 114,745 $312,206	$27,509 164,494 60,577 $252,580

Non-Interest Expense

Non-interest expense as a percentage of average total assets for years ended December 31, 2003 and 2002, respectively, amounted to 3.32% and 3.43%, respectively. The primary reason for the above decline from calendar year 2002 to calendar year 2003 is higher efficiency associated with attainment of economics of scale.

Components of non-interest income for calendar years 2003 and 2002 are as follows:

	Year Ended December 31,
	2003	2002
Salaries and benefits Depreciation, amortization Advertising and promotion Data processing Professional fees Supplies and printing Other expenses Total	$1,324,124 186,558 76,679 261,937 175,793 84,799 580,054 $2,689,944	$1,179,509 239,505 60,274 225,354 128,622 68,880 465,700 $2,367,844	$1,179,509 239,505 60,274 225,354 128,622 68,880 465,700 $2,367,844

During calendar year 2003, the allowance for loan losses grew from $505,000 to $700,000. The allowance for loan losses, as a percentage of gross loans, increased from .89% at December 31, 2002, to .94% at December 31, 2003.

As of December 31, 2003, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 2003 is presented below. Since all interest rates and yield do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity (dollars in thousands):

EARNING ASSETS	Within three months	After three months but within six months	After six but within one year	After one year but within five years	After five years	Total
Loans Securities Federal funds sold	18,321 949 - -	2,003 413 - -	4,278 - - - -	45,743 622 - -	3,904 8,895 - -	74,249 10,879 - -
Total earning assets	19,270	2,416	4,278	46,365	12,799	85,128
SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings	22,642	- -	- -	- -	- -	22,642
Certificates, Less than $100M Certificates, $100M and over Borrowings	7,501 1,672 2,000	6,530 1,475 - -	11,255 2,201 - -	16,835 4,046 - -	- - - - - -	42,121 9,394 2,000
Total interest-bearing liabilities	33,815	8,005	13,456	20,881	- -	76,157
Interest rate sensitivity gap	(14,545)	(5,589)	(9,178)	25,484	12,799	8,971
Cumulative gap	(14,545)	(20,134)	(29,312)	(3,828)	8,971	8,971
Interest rate sensitivity gap ratio	.57	.30	.32	2.22	N/A	1.12
Cumulative interest rate sensitivity gap ratio	.57	.52	.47	.95	1.12	1.12

As evidenced by the table above, the Company is liability sensitive from zero to one year. It is asset sensitive after one year. On a cumulative basis, however, the Company is liability sensitive from zero to five years and asset sensitive thereafter.

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the years ended December 31, 2003 and 2002 (dollars in thousands):

	2003	2002
Cash and cash equivalents CDs, over $100,000 to total deposit ratio Loan to deposit ratio Securities to total assets ratio Brokered deposits	$2.939 11.5% 90.2% 12.1% - -	$4,589 10.5% 81.9% 13.6% - -

As the above balances and ratios indicate, management believes that the Company's 2003 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

Capital Adequacy

There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

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

Since 1996, the Federal Reserve, the OCC and the FDIC consider interest rate risk in the determination of supervisory capital adequacy. In their joint policy statement, the agencies emphasize the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2003 and 2002:

Bank	2003	2002	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	8.3% .9%	8.2% .9%	4.0% N/A
Total risk-based capital ratio	9.2%	9.1%	8.0%
Leverage ratio	8.0%	6.4%	3.0%
Company - Consolidated	2003	2002	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	8.5% ..9%	7.5% ..9%	4.0% N/A
Total risk-based capital ratio	9.4%	8.4%	8.0%
Leverage ratio	8.1%	5.8%	3.0%

The above ratios indicate that the capital position of the Bank/Company has weakened somewhat during calendar year 2003, mainly due to the fact that the organic growth in capital could not keep pace with the growth in assets.

Item 7.	Financial Statements and Supplementary Data.

The following financial statements are contained in this Item 7:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income/Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Financial Information:

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------

----------------------------------------------------------------------------

Report of Independent Accountants

Board of Directors and Shareholders
Horizon Bancorporation, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton Florida (the "Company") and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/S/ Francis & Co.

Atlanta, Georgia
March 4, 2004

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Consolidated Balance Sheets

ASSETS

	As of December 31,
	2003		2002
Cash and due from banks		$2,938,786		$1,832,187
Federal funds sold		- -		2,757,000
Total cash and cash equivalents		$2,938,786		$4,589,187
Securities:
Available-for-sale at fair value		10,878,814		9,958,547
Loans, net		73,549,152		55,908,210
Property and equipment, net		1,967,821		1,843,293
Other assets		866,338		772,713
Total Assets		$90,200,911		$73,071,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits		$7,408,893		$5,978,433
Interest bearing deposits		74,156,847		62,283,753
Total deposits		$81,565,740		$68,262,186
Borrowings		2,000,000		439,898
Other liabilities		94,930		108,623
Total Liabilities		$83,660,670		$68,810,707

Commitments and Contingencies
Shareholders' Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$	- -	$	- -
Common stock, $.01 par value, 25,000,000 shares authorized; 1,493,448 (2003) and 1,147,410 (2002) shares issued and outstanding		14,934		11,474
Paid-in-capital		8,039,148		5,999,596
Retained (deficit)		(1,474,364)		(1,782,633)
Accumulated other comprehensive income		(39,477)		32,806
Total Shareholders' Equity		$6,540,241		$4,261,243
Total Liabilities and Shareholders' Equity		$90,200,911		$73,071,950

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC. BRADENTON, FLORIDA Consolidated Balance Sheets
	Year Ended December 31,
Interest Income:	2003		2002	2001
Interest and fees on loans		$4,416,891	$3,804,055	$2,326,028
Interest on investment securities		422,833	680,168	485,715
Interest on federal funds sold		14,005	19,549	92,597
Total interest income		$4,853,729	$4,503,772	$2,904,340
Interest Expense:
Interest on deposits and borrowings		1,883,891	2,030,352	1,651,988
Net interest income		$2,969,838	$2,473,420	$1,252,352
Provision for possible loan losses		283,831	234,545	185,954
Net interest income after provision for possible loan losses		$2,686,007	$2,238,875	$1,066,398
Other Income:
Gain on sale of securities	$	- -	$27,509	$70,565
Service fees on deposit accounts		197,461	164,494	107,514
Miscellaneous other		114,745	60,577	22,659
Total other income		$312,206	$252,580	$200,738
Other Expenses:
Salaries and benefits		$1,325,124	$1,179,509	$959,701
Professional fees		175,793	128,622	90,567
Depreciation and amortization		186,558	239,505	178,624
Data processing		261,937	225,354	144,097
Taxes and insurance		136,867	117,810	67,385
Other operating expenses		604,665	477,044	457,621
Total other expenses		$2,689,944	$2,367,844	$1,897,955
Income/(Loss) before income tax		$308,269	$123,611	$(630,859)
Income tax		- -	- -	- -
Net income/(loss)		$308,269	$123,611	$(630,859)
Basic income/(loss) per share		$.24	$.11	$(.55)
Diluted income/(loss) per share		$.24	$.10	$(.55)
Weighted average number of shares outstanding:
Basic		$1,277,174	$1,147,410	$1,146,077
Diluted		$1,299,517	$1,188,967	$1,146,077

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC. BRADENTON, FLORIDA Consolidated Statements of Changes in Shareholders' Equity For the years ended December 31, 2003, 2002 and 2001
	Common Stock			Paid-In- Capital		Retained Earnings		Accumulated Other Comprehensive Income		Total
	Shares	Par Value
Balance December 31, 2000	1,146,077		$11,461		$5,992,278		$(1,275,385)	$	- -	4,728,354
Comprehensive income: Net loss, 2001	- -	$	- -	$	- -		$(630,859)	$		$(630,859)
Unrealized loss, securities	- -	$	- -		- -		- -		(35,626)	(35,626)
Total Comprehensive income	- -	$	- -	$	- -		$(630,859)		$(35,626)	$(666,485)
Balance, December 31, 2001	1,146,077		$11,461		$5,992,278		$(1,906,244)		$(35,626)	$4,061,869
Comprehensive income: Net gain, 2002	- -	$	- -	$	- -		$123,611	$		$123,611
Unrealized gain, securities	- -	$	- -		- -		- -		68,432	68,432
Total Comprehensive income	- -	$	- -	$	- -		$123,611		$68,432	$192,043
Exercise of stock options	1,333		$13		$7,318	$	- -	$	- -	$7,331
Balance, December 31, 2002	1,147,410		$11,474		$5,999,596		$(1,782,633)		$32,806	$4,261,243
Comprehensive income: Net income, 2003	- -	$	- -	$	- -		$308,269	$		$308,269
Unrealized (loss), securities	- -		- -		- -		- -		(72,283)	(72,283)
Total comprehensive income	- -	$	- -	$	- -		$308,269		$(72,283)	$235,986
Sale of stock	346,038		3,460		2,039,552		- -		- -	2,043,012
Balance, December 31, 2003	1,493,448		$14,934		$8,039,148		$(1,474,364)		$(39,477)	$6,560,241

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC. BRADENTON, FLORIDA Consolidated Statements of Cash Flows
	Year Ended December 31,
Cash flows from operating activities:	2003		2002		2001
Net income/(Loss)		$308,269		$123,611		$(630,859)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		186,558		239,505		178,624
Accretion of securities		37,628		(23,816)		(16,511)
Provision for loan losses		283,831		234,545		185,954
(Gain) on sale of securities		- -		(27,509)		(70,565)
(Increase) in receivables and other assets		(112,692)		$(315,284)		$(157,165)
(Decrease) in payables and other liabilities		(13,693)		(1,705)		15,977
Net cash provided by operating activities		$689,901		$229,347		$(494,545)
Cash flows from investing activities:
Purchase of securities, AFS		$(7,243,653)		$(4,515,915)		$(14,786,747)
Maturity and pay-downs of securities, AFS		6,213,475		6,106,301		1,349,005
Sales of securities, AFS		- -		1,760,301		1,349,005
Purchase of securities, HTM		- -	$	- -		- -
Maturity and pay-downs of securities, HTM		- -		- -		2,785,671
Increase in loans, net		(17,924,773)		(17,838,099)		(22,720,165)
Purchase of premises and equipment		(292,019)		(74,457)		(462,181)
Purchase of deposit premiums		- -		- -		(115,057)
Net cash used by investing activities		$(19,246,970)		$(14,561,436)		$(29,911,022)
Cash flows from financing activities:
Sale of Stock		$2,043,012	$	- -	$	- -
Exercise of options		- -		7,331		- -
Increase in deposits		13,303,554		17,312,672		28,113,996
Increase in borrowings		1,560,102		45,060		394,838
Net cash provided by financing activities		$16,906,668		$17, 365,063		$28,408,834
Net increase in cash and cash equivalents		$(1,650,401)		$3,032,974		$(1,896,733)
Cash and cash equivalents, beginning of period		$4,589,187		$1,556,213		$3,452,946
Cash and cash equivalents, end period		$2,938,786		$4,589,187		$1,556,213
Supplemental Information:
Income taxes paid	$	- -	$	- -	$	- -
Interest paid		$1,898,936		$2,057,725		$1,624,662
Transfer of securities from HTM to AFS category	$	- -	$	- -		$3,545,211

Refer to notes to the consolidated financial statements.

_______________________________________________________________

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2003 and 2002, there were 1,493,448 and 1,147,410 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of December 31, 2003, there were no shares of the Company's preferred stock issued or outstanding.

Between April 11-July 6, 2003, the Company conducted a public offering solely to its existing shareholders (the "Rights Offering"), whereby each shareholder could purchase one unit for each 3.333 shares of the Company's common stock already owned. Each unit consisted of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock for $7.00 per share, subject to certain limitations. The Company sold 246,038 units for $6.00 per unit. In an unrelated transaction, also during 2003, the Company sold 100,000 units, each consisting of one share of common stock and one warrant to purchase one-half of one share of the Company's common stock at $3.50 (or $7.00 per share), for $6.00 per unit. Total proceeds to the Company, from the above two transactions, amounted to $2,043,012, net of direct selling expenses.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

Basis of Accounting. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to general practices in the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure proceedings.

Cash and Due from Banks. The Company maintains deposit relationships with other banks that deposits amounts, at times, may exceed federally insured limits. The Company has not experienced any material losses from such deposit relationships.

Investment Securities. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held-to-maturity or trading securities are classified as available-for-sale. Generally, in the available-for-sale category are securities that are held to meet investment objectives such as interest rate risk, liquidity management and asset-liability management strategies among others. Available-for-sale securities are reported at fair market with unrealized holding gains and losses reported in a separate component of accumulated other comprehensive income, net of applicable deferred income taxes. The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.

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

Impaired loans are loans that based upon current information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. Impaired loans may include accruing as well as non-accruing loans. Accounting standards require impaired loans to be measured based on: (a) the present value of expected future cash flows discounted at the loan's original effective interest rate; or (b) the loan's observable market price; or (c) the fair value of the collateral if the loan is collateral dependent.

Accrual of interest on loans is discontinued either when (i) reasonable doubt exists as to the full or timely collection of interest or principal, (ii) a loan becomes contractually past due by 90 days or more with respect to interest or principal, or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income, and the loan is accounted for on the cash or cost recovery method. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of the borrower's financial or legal difficulties. Interest is generally accrued on such loans in accordance with the renegotiated terms.

Allowance for Possible Loan Losses. The allowance for possible loan losses (the "Allowance") represents management's estimate of probable losses inherent in the loan portfolio. The Allowance is supplemented through provisions charged to operations. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. The adequacy of the Allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the Allowance is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

Property and Equipment. Building, furniture, and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations. The Company had no capitalized lease obligations at December 31, 2003 and 2002.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to maturity dates of 90 days or less.

Goodwill and Other Intangible Assets. Identifiable intangible assets consist of core deposit premiums paid in connection with the acquisition of approximately $8.0 million in deposits from an unrelated financial institution. Under recent pronouncements, goodwill is no longer amortized, but is subject to an annual impairment test.

The annual impairment test indicated that the intangible asset was impaired by approximately $15,944 for the year ended December 31, 2003, or $.01 per basic and diluted share. For the year ended December 31, 2002, intangible assets were impaired by approximately $16,436, or approximately $.01 per basic and diluted share. Core deposit intangibles, net of accumulated amortization, totaled $77,198 and $93,142, respectively, at December 31, 2003 and 2002. The estimated aggregate amortization expense related to core deposit intangible assets for each of the next five years is as follows: $15,824 in 2004; $15,685 in 2005; $15,517 in 2006; $15,340 in 2007; and $14,832 in 2008.

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

The following is a reconciliation of reported and pro-forma net income/(loss) and net income/(loss) per share for the periods below:

	Year Ended December 31,
	2003	2002	2001
Net income/(loss),as reported	$308,269	$123,611	$(630,859)
Stock-based compensation expense	(53,664)	(61,416)	(41,762)
Pro-forma (fair value) net income/(loss)	$254,605	$62,195	$(672,621)

Basic income/(loss) per share:
As reported	$.24	$.11	$(.55)
Pro-forma	$.20	$.05	$(.59)

Diluted income/(loss) per share:
As reported	$.24	$.10	$(.55)
Pro-forma	$.20	$.05	$(.59)

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

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.95%	4.93%	5.03%
Dividend yield	- -	- -	- -
Volatility factor	9%	- -	- -
Weighted average life of option	4.9	8	9

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of December 31, 2003, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004.

Adoption of the revised FIN 46 will not have an adverse effect on the Company's financial position, results of operations, or liquidity.

SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 will not have a material impact on the Company's financial position, results of operations or liquidity.

SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries that have been indefinitely deferred from the scope of the statements. The Company does not believe the adoption of SFAS 150 will have a material impact on the Company's financial position, results of operations or liquidity.

Statement of Position 03-3 ("SOP 03-3"): "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position, results of operations or liquidity.

In December 2003, the FASB issued a revision of SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statements are effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. Adoption of the revision to SFAS No. 132 will not have a material impact on the Company's financial position, results of operations or liquidity.

On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is included in Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this guidance are expected to be effective for loan commitments entered into after March 31, 2004. Management intends to adopt the provisions of this guidance effective April 1, 2004 and does not anticipate that the adoption will have a materially adverse effect on the Company's financial position, results of operations or liquidity.

Note 3 - Federal Funds Sold

The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2003 and 2002, the Bank sold $0 and $2,757,000, respectively, to other banks through the federal funds market.

Note 4 - Securities Available-for-Sale

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2003 follow:

	Amortized	Gross Unrealized		Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Agency	$2,110,000	$18,038	$(51,250)	$2,076,788
Collateralized Mortgage Obligations	2,162,667	11,865	(40,930)	2,133,602
Mortgage-Backed Securities	697,026	10,460	(7,997)	699,489
Corporate Bond	1,000,000	- -	- -	1,000,000
Trust-Preferred Securities	4,500,000	- -	- -	4,500,000
Other Securities	468,935	- -	- -	468,935
Total Securities	$10,938,628	$40,363	$(100,177)	$10,878,814

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

The amortized costs and estimated market values of securities available-for-sale at December 31, 2003, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due in one year or less	$1,410,537	$1,361,162
Due after one through five years	612,500	622,289
Due after five through ten years	3,168,956	3,148,526
Due after ten years	5,277,700	5,277,902
No maurity (equity securities)	468,935	468,935
Total securities	$10,938,628	$10,878,814

At December 31, 2003 and 2002, none of the securities was pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.

The Bank sold no securities during calendar year 2003. Proceeds from the sale of securities during calendar years 2002 and 2001 amounted to $1,760,734 and $4,038,452, respectively. The Company recognized gains from the sale of the above securities in the amount of $27,509 during calendar year 2002 and $70,565 during calendar year 2001.

Note 5 - Loans

The composition of net loans by major loan category, as of December 31, 2003 and 2002, follows:

	December 31,
	2003	2002
Commercial, financial, agricultural	$53,284,001	$39,185,627
Real estate - construction	1,433,760	171,340
Real estate - mortgage	13,630,849	10,380,412
Installment	5,900,542	6,675,831
Loans gross	$74,249,152	$56,413,210
Deduct:
Allowance for loan losses	(700,000)	(505,000)
Loans, net	$73,549,152	$55,908,210

The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued, loans that are not performing in accordance with agreed-upon terms, and all other loans that are performing according to the loan agreement but may have substantive indication of potential credit weakness. At December 31, 2003 and 2002, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $1,300,769 and $1,923,368, respectively. The average recorded investment in impaired loans amounted to approximately $1,466,270 and $1,381,579, respectively, for the years ended December 31, 2003 and 2002. The allowance for loan losses related to impaired loans amounted to approximately $184,172 and $218,828 at December 31, 2003 and 2002, respectively. Interest income recognized on impaired loans for the years ended December 31, 2003 and 2002 amounted to $97,963 and $64,520, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2003 and 2002. Loans on non-accrual status at December 31, 2003 and 2002 had outstanding balances of $237,045 and $143,411 respectively. Interest recognized on non-accruing loans at December 31, 2003 and 2002 was $13,045 and $6,969, respectively. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

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

Individual consumer loans are predominantly undersecured, and the allowance for possible losses associated with these loans has been established accordingly. Real estate, receivables, inventory, machinery, equipment, or financial instruments generally secure the majority of the non-consumer loan categories. The amount of collateral obtained is based upon management's evaluation of the borrower.

Activity within the Allowance accounts for the years ended December 31, 2003, 2002 and 2001 follows:

	December 31,
	2003	2002	2001
Balance, beginning of year	$505,000	$365,000	$350,000
Add: Provision for loan losses	283,831	234,545	185,954
Add: Recoveries of previously charged off amounts	- -	- -	- -
Total	$788,831	$599,545	$535,954
Deduct: Amount charged-off	(88,831)	(94,545)	(170,954)
Balance, end of year	$700,000	$505,000	$365,000

Note 7 - Property and Equipment

Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation. Land is stated at cost. Components of property and equipment included in the consolidated balance sheets at December 31, 2003 and 2002 follow:

	December 31,
	2003	2002
Land	$410,087	$410,078
Land Improvements	48,399	48,399
Building	1,111,124	891,133
Leasehold improvements	90,823	90,823
Furniture and equipment	861,351	868,644
Property and equipment, gross	$2,521,775	$2,309,077
Deduct:
Accumulated depreciation	(553,954)	(465,784)
	$1,967,821	$1,843,293

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $167,491, $222,957, and $173,035, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset	Life in Years	Depreciation Method
Furniture and equipment	3 to 20	Straight-line
Leasehold improvements	5 to 10	Straight-line
Building	40	Straight-line

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

At December 31, 2003 and 2002, the Company had unused loan commitments of approximately $7.0 million and $4.6 million, respectively. Additionally, there were $67,000 and $65,000 in commitments under standby letters of credit at December 31, 2003 and 2002, respectively. Various assets collateralize the majority of the loan commitments. No material losses are anticipated as a result of these transactions.

On June 30, 1999, the Bank entered into a seven-year contractual agreement (the "Agreement") with a data processing provider that Agreement was renegotiated on May 11, 2001, with the new owner of the data processing company. The Agreement was extended to May 10, 2008, with a renewal feature for an additional seven-year period. The monthly service fee varies according to the services used and the number and type of transactions processed. Expenses associated with the above and predecessor agreements associated with data processing services amounted to $261,937, $225,334 and $144,217, respectively, for the years ended December 31, 2003, 2002 and 2001.

The Company and its subsidiary are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiary.

Please refer to Note 14 concerning a lease of a branch office from a Partnership.

Please refer to Note 14 concerning warrants and options earned by directors and employees of the Bank.

Note 9 - Deposits

The following details deposit accounts at December 31, 2003 and 2002:

	December 31,
	2003	2002
Non-interest bearing deposits	$7,408,893	$5,978,433
Interest bearing deposits:
NOW accounts	5,460,183	4,996,743
Money market	12,209,539	10,708,102
Savings	4,971,857	3,809,012
Time, less than $100,000	42,121,470	35,568,813
Time, $100,000 and over	9,393,798	7,201,083
Total deposits	$81,565,740	$68,262,186

At December 31, 2003, the scheduled maturities of all certificates of deposit were as follows:

Year Ending December 31,	Amount
2004 2005 2006 2007 2008 Total	30,634,211 7,454,628 6,258,527 3,754,502 3,413,400 $51,515,268

Note 10 - Borrowings

On April 11, 2001, the Company initiated borrowings of up to $500,000, of which $439,898 is outstanding at December 31, 2002. The loan is secured by the Bank's issued and outstanding common stock; it carries a rate of LIBOR plus 1.75%. The loan provides for interest-only payments until April 11, 2004; thereafter and until maturity on April 11, 2007, the loan requires a monthly principal reduction of $8,333 plus interest. The majority of the funds from this loan were utilized to supplement the Bank's capital accounts. During calendar year 2003, this loan was paid off from proceeds received from the sale of Company's stock.

During calendar year 2003, the Bank obtained two funding advances, $1.0 million each, from the Federal Home Loan Bank (the "FHLB"). The rate of interest is determined daily. The Bank may return the funds to the FHLB at any time and without a penalty. The above funds are secured by a blanket lien on all residential mortgages held by the Bank.

Note 11 - Interest on Deposits and Borrowings

A summary of interest expense for the years ended December 31, 2003, 2002 and 2001 follows:

	December 31,
	2003	2002	2001
Interest on NOW accounts	$12,537	$14,527	$18,192
Interest on money market accounts	181,657	227,869	192,574
Interest on savings accounts	59,677	67,103	28, 203
Interest on CDs under $100,000	1,098,768	1,423,859	1,144,287
Interest on CDs $100,000 and over	505,590	269,686	253,502
Interest on borrowings	25,662	27,308	15,230
Total interest on deposits	$1,883,891	$2,030,352	$1,651,988

Note 12 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2003, 2002 and 2001 follows:

	December 31,
	2003	2002	2001
Postage and courier	$62,540	$50,819	$43,4334
Advertising and promotion	76,679	60,274	105,208
Repairs and maintenance	90,127	93,496	61,724
Utilities and telephone	54,542	46,434	45,298
Supplies and printing	84,799	68,880	88,957
Rent expense	100,487	97,377	44,431
Other	135,491	59,764	68,569
Total other operating expenses	$604,556	$477,044	$457,621

Note 13 - Income Taxes

As of December 31, 2003, 2002 and 2001, the Company's provision for income taxes consisted of the following:

	December 31,
	2003	2002	2001
Current	$104,811	$42,028	$	- -
Deferred	(104,811)	(42,028)		- -
Income tax expense	$0	$0		$0

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2003, 2002, and 2001 differ from amounts computed by applying the statutory federal income tax rates to income before taxes. A reconciliation of statutory income taxes to the Company's actual income tax provision follows:

	December 31,
	2003	2002	2001
Federal statutory income tax rate	$(104,811)	$(42,028)	$(214,492)
State income tax, net of Federal benefit	(14,168)	(7,864)	(24,143)
Change in valuation allowance	114,486	51,833	204,594
Other	4,493	(1,941)	34,041
Income tax expense	$0	$0	$0

The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 2003, 2002 and 2001 are presented below:

	December 31,
	2003	2002	2001
Deferred tax assets:
Allowance for loan losses	$238,000	$171,700	$124,100
Net operating loss carryforward	263,284	434,395	524,016
Organization costs	6,345	14,757	23,169
Other	748	2,011	3,411
Unrealized gain, AFS securities	20,337	(16,900)	18,353
Gross deferred tax assets	528,714	605,963	693,049
Less: Valuation allowance	(508,377)	(622,863)	(674,696)
Net deferred tax asset/(liability)	$20,337	$(16,900)	$18,353

There was a net change in the valuation allowance during calendar years 2003, 2002 and 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2003.

Note 14 - Related Party Transactions

Under the terms of the existing Stock Option Plan (the "Plan"), options to purchase shares of the Company's common stock may be granted to directors and employees at a price that is not less than the fair market value of such stock at the date of the grant. Options granted to employees under the Plan may be designated as incentive stock options. All options, as well as organizer warrants, expire no more than ten years from the date of the grant and fully vest over a period of between three-to-five years. The warrants purchased in the Rights Offering and the 2003 private placement expire within two years from the date of grant.

A summary of the options/warrants activity for the years ended December 31, 2003, 2002, and 2001 is presented below.

Outstanding, December 31, 2000	268,120	$5.50

Granted during 2001	19,560	$6.50
Exercised during 2001	- -	- -
Forfeited during 2001	(400)	$6.50
Outstanding, December 31, 2001	287,280	$5.57
Granted during 2002	- -	- -
Exercised during 2002	(1,333)	$5.50
Forfeited during 2002	(5,567)	$5.66
Outstanding, December 31, 2002	280,380	$5.57
Granted during 2003	311,738	$7.00
Exercised during 2003	- -	- -
Forfeited during 2003	- -	- -
Outstanding, December 31, 2003	592,118	$6.32

At December 31, 2003, the total options/warrants outstanding and exercisable were as follows:

Options/Warrants Outstanding				Options/Warrants Exercisable
Range of Prices	Number Outstanding	Weighted Average Remaining Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50 to $7.00	592,118	4.5	6.30	268,120	$5.50

Using the BLSC Model, more fully described under Note 2, the weighted-average fair values of warrant/option granted in 2003 and 2001 were $0.01 and $2.48 respectively. No warrant/option were granted during calendar year 2002.

Lease of a Branch Office. On February 9, 2001, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the "Partnership") to lease approximately 3,800 square-feet of a new office building. Four of the Company's board members are also the majority owners of the Partnership. The lease, which commenced on June 1, 2001, is for a period of 10 years with two consecutive five-year extensions. In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments that may be levied against the property. The total monthly payment approximates $7,900, an amount that was paid beginning with the September 1, 2001 payment. From June 1, 2001 through August 31, 2001, the Bank paid $3,000 per month to lease only the land. The monthly lease payments will increase by 3% on the date of each anniversary. For the years ended December 31, 2003 and 2002, expenses associated with this lease amounted to $100,487 and $97,377, respectively.

As of December 31, 2003, the future minimum lease commitments are as follows:

Year Ending December 31,	Amount
2004 2005 2006 2007 2008 Thereafter Total	$ $	102,515 105,590 108,758 112,021 115,386 293,046 837,316

Payments to Directors. A director received $24,864 and $7,728 for products and services sold to the Company during the years ended December 31, 2003 and 2002, respectively.

Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 2003 and 2002, loans outstanding to directors, their related interests and executive officers aggregated $3,321,208 and $2,580,276, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar years 2003 and 2002 follows:

	Insider Loan Transactions
Balance, beginning of year	$2,580,276	$2,873,000
New loans	1,475,881	745,943
Less: Principal reductions	(734,949)	(1,038,667)
Balance, end of year	$3,321,208	$2,580,276

Deposits by directors and their related interests, as of December 31, 2003 and 2002 approximated $3,109,130 and $1,168,181, respectively.

Note 15 - Concentrations of Credit

The Company originates primarily commercial, residential, and consumer loans to customers in Manatee County, Florida, and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Manatee County and the surrounding counties.

Seventy-nine percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth under Note 5.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank's statutory capital, or approximately $1,610,000 at December 31, 2003.

Note 16 - Regulatory Matters

The Company is governed by various regulatory agencies. The FRB regulates bank holding companies and their nonbanking subsidiaries. The Bank was chartered by the State of Florida and is a member of the Federal Reserve System. As such, the Bank is regulated by the Florida's Comptroller Office and by the FRB.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank. The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2003, none of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval.

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

Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank, as of December 31, 2003, meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the Bank was considered to be Adequately Capitalized. There are no conditions or events since December 31, 2003 that management believes have changed the Bank's Adequately Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio Tier 1 risk-based capital ratio Tier 1 leverage ratio	8.0% 4.0% 4.0%	10.0% 6.0% 5.0%

The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2003: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$7,171 7,280	9.2% 9.4%	$6,209 6,209	> >	8% 8%	$7,762 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$6,471 6,580	8.3% 8.5%	$3,105 3,105	> >	4% 4%	$4,657 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$6,471 6,580	8.0% 8.1%	$3,234 3,234	> >	4% 4%	$4,043 N/A	>	5% N/A
As of December 31, 2002: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$5,167 4,733	9.1% 8.4%	$4,528 4,529	> >	8% 8%	$5,661 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$4,622 4,228	8.2% 7.5%	$2,264 2,264	> >	4% 4%	$3,396 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$4,662 4,228	6.4% 5.8%	$2,929 2,930	> >	4% 4%	$3,662 N/A	>	5% N/A

Note 17 - Dividends

The primary source of funds available to the Company to honor its financial obligations and pay cash dividends to its shareholders is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the years ended December 31, 2003, 2002 and 2001, no dividends were paid to shareholders.

Note 18 - Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
	December 31,
Assets	2003	2002
Cash	$141,463	$14,308
Investment in Bank	6,431,667	4,695,334
Other Assets	111	2,743
Total Assets	$6,573,241	$4,712,385
Liabilities and Shareholders' Equity:
Accounts payable	$33,000	$11,244
Borrowings	- -	439,898
Total Liabilities	$33,000	$451,142
Common stock	$14,934	$11,474
Paid-in-capital	8,039,148	5,999,596
Retained (deficit)	(1,474,364)	(1,782,633)
Accumulated comprehensive income	(39,477)	32,806
Total Shareholders' equity	$6,540,241	$4,261,243
Total Liabilities and Shareholders' equity	$6,573,241	$4,712,385
Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

The Registrant did not change accountants in 2003 and continues to use the independent accounting firm of Francis & Company, CPAs.

Item 8A.	Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III
Item 9.	Directors and Executive Officers of the Registrant.

The Company has adopted a Code of Ethics for directors and officers, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. Shareholders and any others may request a free copy of the Company's Code of Conduct by writing to Horizon Bancorporation, Inc., 900 53rd Avenue East, Bradenton, Florida 34203, Attention: Charles S. Conoley.

The remaining information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for the Company's 2004 annual meeting, including the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for the Company's 2004 annual meeting, including the information set forth under the caption "Executive Compensation."

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for the Company's 2004 annual meeting, including the information set forth under the captions "Beneficial Ownership of the Company's Common Stock."

Item 12.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for the Company's 2004 annual meeting, including the information set forth under the caption "Certain Relationships and Related Transactions."

Item 13.	Exhibits List and Reports on Form 8-K.
A.	Exhibits.
Exhibit Number	Sequential Description
3(i)

Amended and Restated Articles of Incorporation of Registrant dated October 2, 1998, incorporated by reference to Exhibit 2.1 of Registration Statement on Form SB-1, File No. 333-71773, filed on February 9, 1999.

3(ii)	Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 2.2 of Registration Statement on Form SB-1, File No. 333-71773, filed on February 9, 1999.
10	Falkner Subscription Agreement
14	Code of Ethics
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
B.	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2003.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for the Company's 2004 annual meeting, including the information set forth under the caption "Fees Paid to Independent Auditors."

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON BANCORPORATION, INC.
(Registrant)

BY:
/S/ Charles S. Conoley
 Charles S. Conoley, President and Chief Executive Officer
(Principal Executive Officer)

/S./James J. Bazata
James J. Bazata, Senior Vice President and Chief
Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
_______________________ Thomas C. Bennett, Jr.	Director
/S/ Charles S. Conoley Charles S. Conoley	President, Chief Executive Officer and Director	March 29, 2004
/S/ Michael Shannon Glasgow Michael Shannon Glasgow	Director	March 29, 2004
/S/ Barclay Kirkland, D.D.S. Barclay Kirkland, D.D.S.	Director	March 29, 2004
/S/ C. Donald Miller, Jr. C. Donald Miller, Jr.	Director	March 29, 2004
/S/ David K. Scherer David K. Scherer	Director	March 29, 2004
/S/ Bruce E. Shackelford Bruce E. Shackelford	Director	March 29, 2004
/S/ Elizabeth Thomason, D.M.D. Elizabeth Thomason, D.M.D.	Director	March 29, 2004
/S/ Mary Ann P. Turner Mary Ann P. Turner	Chairman of the Board of Directors	March 29, 2004
/S/ Clarence R. Urban Clarence R. Urban	Director	March 29, 2004