Form 10QSB
period 2004-03-31
HORIZON BANCORPORATION INC
filed 2004-05-10
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

       Common stock, par value $.01 per share, 1,493,448 shares issued and outstanding as of May 7, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets (Unaudited)
ASSETS	March 31, 2004	December 31, 2003
Cash and due from banks Federal funds sold Total cash and cash equivalents	$4,555,536 _835,000 5,390,536	$2,938,786 _- - 2,938,786
Securities: Securities available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	10,724,371 82,223,339 2,050,459 __713,577 $101,102,282	10,878,814 73,549,152 1,967,821 __866,338 $90,200,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposi Interest bearing deposits Total deposits Borrowings Other liabilities Total Liabilities	$9,999,860 83,298,227 93,298,087 1,000,000 115,739 94,413,826	$7,408,893 74,156,847 81,565,740 2,000,000 94,930 83,660,670
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,493,448 shares issued and outstanding	14,934	14,934
Paid-in-capital	8,039,148	8,039,148
Retained (deficit)	(1,367,400)	(1,474,364)
Accumulated other comprehensive income	1,774	(39,477)
Total Stockholders' Equity	6,688,456	6,540,241
Total Liabilities and Stockholders' Equity	$101,102,282	$90,200,911

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statement of Income (Unaudited)
	For the three months ended March 31,
	2004	2003
Interest and fees on loans and investments	$1,413,450	$1,174,093
Interest expense	496,663	466,724
Net interest income	$916,787	$707,369
Provision for loan losses	120,544	44,249
Net interest income after provision for loan losses	$796,243	$663,120
Other income:
Service fees on deposit accounts	$46,269	$35,739
Other income	12,789	1,761
Loss on sale of assets	(15,703)	- -
Total other income	$43,355	$37,500

Operating expenses:
  Salaries
  Employee benefits
  Depreciation and amortization
  Data Processing
  Legal and professional
  Rent
  Regulatory assessments
  Insurance expense
  Advertising & promotional
  Miscellaneous other expenses

	$274,067 87,020 43,975 64,883 29,912 25,306 18,616 11,217 20,424 157,214	$251,335 68,913 41,454 64,825 50,718 24,569 21,552 12,677 20,562 130,545
Total operating expenses	$732,634	$687,150
Net income before taxes	$106,964	$13,470
Income taxes	- -	- -
Net income	$106,964	$13,470
Basic income per share	$ .07	$ .01
Diluted income per share	$ .07	$ .01

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
Bradenton, Florida
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows used by operating activities	$440,916	$(118,134)
Cash flows from investing activities: Increase in loans, net	(8,794,731)	(2,530,579)
Securities available for sale: Purchases Maturities and pay downs	(52,500) 248,194	(1,010,900) 1,805,201
Purchase of fixed assets	(122,476)	(38,571)
Net cash used by investing activities	$(8,721,513)	$(1,774,849)
Cash flows from financing activities:
Increase (decrease) in borrowings Increase in deposits	(1,000,000) 11,732,347	16,373 3,130,157
Net cash provided by financing activities	10,732,347	3,146,530
Net increase in cash and cash equivalents	2,451,750	1,253,547
Cash and cash equivalents, beginning of period	2,938,786	4,589,187
Cash and cash equivalents, end of period	$5,390,536	$5,842,734

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended March 31, 2003 and 2004

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2002	1,147,410	$11,474	$5,999,596	$(1,782,633)	$32,806	$4,261,243
Comprehensive Income: Net income, three-month period ended March 31, 2003	- -	- -	- -	13,470	- -	13,470
Net unrealized loss on securities, three-month period ended March 31, 2003 Total comprehensive income/(loss)	- - - -	- - - -	- - - -	- - 13,470	(41,079) (41,079)	(41,079) (27,609)
Balance, March 31, 2003	1,147,410	$ 11,474	$5,999,596	$(1,769,163)	$(8,273)	$4,233,634

Balance, December 31, 2003	1,493,448	$14,934	$8,039,148	$(1,474,364)	$(39,477)	$6,540,241
Comprehensive Income: Net income, three-month period ended March 31, 2004	- -	- -	- -	106,964	- -	106,964
Net unrealized gains on securities, three-month period ended March 31, 2004 Total comprehensive income/(loss)	- - - -	- - - -	- - - -	- - 106,964	41,251 41,251	41,251 148,215
Balance, March 31, 2004	1,493,448	$ 14,934	$8,039,148	$(1,367,400)	$1,774	$6,688,456

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2004

Note 1 - Basis of Presentation

       The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2003.

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

       The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2004, and December 31, 2003, there were 1,493,448 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2004 and December 31, 2003, there were no shares of the Company's preferred stock issued or outstanding.

Note 3 - Recent Accounting Pronouncements

       In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of March 31, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

       In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. Adoption of the revised FIN 46 did not have an adverse effect on the Company's financial position, results of operations, or liquidity.

       SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

       SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries that have been indefinitely deferred from the scope of the statements. Adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

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

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charge-off, and is reduced by loans charged-off.

Income Taxes: The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Accrued taxes represent the net estimated amount either due to or receivable from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatments taking into account statutory, judicial and regulatory guidance in the context of its tax position. Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances, such as changes in tax laws influencing the Company's overall tax position.

Overview

       The Company's results of operations are largely dependent on interest income, which is the difference between interest earned on both loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, borrowings, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

       For calendar year 2004, the Company expects continued compression in the net yield on earning assets. This is due to the fact that interest rates are expected to increase in 2004 at a time when the Company is liability sensitive. Management plans to mitigate the impact of the continued compression with prudent asset growth, non-interest income, growth generation and expense control. Additionally, there are a number of initiatives that are expected to contribute to 2004 and beyond. These initiatives include:

  identification of future location for expansion, whether through branching or loan production offices; and

  investment in additional new business development capabilities and process improvements within the lending area.

Results of Operations

       Net income for the three-month period ended March 31, 2004 amounted to $106,964, or $.07 per diluted share. For the three-month period ended March 31, 2003, net income amounted to $13,470, or $.01 per diluted share. Following is a brief discussion concerning the Company's operational results for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003.

  Interest income, which represents interest received on interest earning assets, increased from $1,174,093 for the three-month period ended March 31, 2003 to $1,413,450 for the three-month period ended March 31, 2004, an increase of $239,357, or 20.4%. The cost of funds, which represents interest paid on deposits and borrowings, increased from $466,724 for the three-month period ended March 31, 2003 to $496,663 for the three-month period ended March 31, 2004, an increase of $29,939, or 6.4%. For the three-month period ended March 31, 2004, the growth in interest income outpaced the growth in the cost of funds resulting in an increase in net interest income, from $707,369 for the three-month period ended March 31, 2003, to $916,787 for the three-month period ended March 31, 2004.

Net interest yield, defined as net interest income divided by average interest earning assets, decreased from 4.14% during the three-month period ended March 31, 2003 to 4.09% during the three-month period ended March 31, 2004. This decline of 5 basis points is insignificant in light of the fact that the interest rate environment was in a declining mode in the past year. Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2004.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$728	$2	1.10%
Securities	10,793	127	4.71%
Loans	78,129	1,284	6.57%
Total	$89,650	$1,413	6.30%
Borrowings	$2,902	$0	1.38%
Transactional accounts	18,799	48	1.02%
Savings	5,308	16	1.21%
CD's	54,381	422	3.10%
Total	$81,390	$496	2.44%
Net interest income		$917
Net yield on earning assets			4.09%

  For the three-month period ended March 31, 2004, non-interest income amounted to $43,355, or .18% of average assets. By comparison, non interest income for three-month period ended March 31, 2003 amounted to $37,500, or .20% of average assets. The primary reason for the decline in non-interest income as a percent of average assets is due to the fact that the Bank is in a growth mode, and in an effort to maintain its growth in deposits, it aggressively prices its fees and charges on deposits.

  For the three-month period ended March 31, 2004, non-interest expense amounted to $732,634, or 3.06% of average assets. By comparison, for the three-month period ended March 31, 2003, non interest expense amounted to $687,150, or 3.68% of average assets. This decline in operating expense as a percent of average assets is due primarily to the improvement of operational efficiencies.

       During the three-month period ended March 31, 2004, the allowance for loan losses increased by $60,000, to $760,000. The allowance for loan losses as a percentage of gross loans decreased from .94% at December 31, 2003 to .92% at March 31, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

       Total assets increased by $10.9 million, to $101.1 million during the three-month period ended March 31, 2004. More specifically, cash and cash equivalents increased by $2.5 million, to $5.4 million; securities decreased by $.2 million, to $10.7 million; loans increased by $8.7 million, to $82.2 million; and all other assets decreased by $.1 million, to $2.8 million. To fund the $10.9 million increase in assets, customer deposits were increased by $11.7 million, to $93.3 million, borrowings were reduced by $1.0 million, to $1.0 million, and the capital accounts were increased by $.2 million, to $6.7 million.

Liquidity and Sources of Capital

       Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.4 million, representing 5.3% of total assets. Investment securities, which amounted to $10.7 million or 10.6% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's March 31, 2004	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	6.9% 8.6%	4.0% 8.0%

       With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 6.9% and risk weighted ratio of 8.6% are above the required minimum.

       The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

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

Item 3 - Controls and Procedures

       The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company or the Bank is a party, or of which any of their property is the subject.
Item 2.	Changes in Securities.
(a) (b)	None. None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits:
31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
Registrant filed no reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ James J. Bazata James J. Bazata Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 7, 2004