Form 10QSB
period 2004-06-30
HORIZON BANCORPORATION INC
filed 2004-08-10
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

     Common stock, par value $.01 per share, 1,497,099 shares issued and outstanding as of August 9, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets (Unaudited)
ASSETS	June 30, 2004	December 31, 2003
Cash and due from banks Federal funds sold Total cash and cash equivalents	$4,071,065 _1,393,000 5,464,065	$2,938,786 _- - 2,938,786
Securities: Securities available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	$12,873,993 89,630,752 2,015,405 __568,160 110,552,375	$10,878,814 73,549,152 1,967,821 __866,338 90,200,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Borrowings Other liabilities Total Liabilities	$8,330,161 92,759,296 101,089,457 2,800,000 16,660 103,906,117	$7,408,893 74,156,847 81,565,740 2,000,000 94,930 83,660,670
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,497,099 shares issued and outstanding	14,971	14,934
Paid-in-capital	8,064,669	8,039,148
Retained (deficit)	(1,209,983)	(1,474,364)
Accumulated other comprehensive income	(223,399)	(39,477)
Total Stockholders' Equity	6,646,258	6,540,241
Total Liabilities and Stockholders' Equity	$110,552,375	$90,200,911

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statement of Income (Unaudited)
	For the three months ended June 30,
	2004	2003
Interest and fees on loans and investments	$1,568,525	$1,160,904
Interest expense	537,497	470,862
Net interest income	$1,031,028	$690,042
Provision for loan losses	65,635	58,076
Net interest income after provision for loan losses	$965,393	$631,966
Other income:
Service fees on deposit accounts	$41,490	$53,899
Other income	10,970	28,111
Loss on sale of assets	(87,190)	(19,252)
Total other income (loss)	$(34,730)	$62,758

Operating expenses:
  Salaries
  Employee benefits
  Depreciation and amortization
  Data Processing
  Legal and professional
  Rent
  Regulatory assessments
  Insurance expense
  Advertising & promotional
  Miscellaneous other expenses

	$275,658 82,373 45,949 68,043 79,339 26,065 15,570 13,181 22,240 144,827	$259,657 71,979 45,587 68,264 52,629 25,306 14,621 13,342 9,300 123,332
Total operating expenses	$773,245	$684,017
Net income before taxes	$157,418	$10,707
Income taxes	- -	- -
Net income	$157,418	$10,707
Basic income per share	$ .11	$ .01
Diluted income per share	$ .10	$ .01

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Statement of Income (Unaudited)
	For the six months ended June 30,
	2004	2003
Interest and fees on loans and investments	$2,981,975	$2,334,997
Interest expense	1,034,160	937,586
Net interest income	$1,947,815	$1,397,411
Provision for loan losses	186,179	102,325
Net interest income after provision for loan losses	$1,761,636	$1,295,086
Other income:
Service fees on deposit accounts	$87,759	$89,638
Other income	23,759	29,873
Loss on sale of assets	(102,893)	(19,252)
Total other income	$8,625	$100,259

Operating expenses:
  Salaries
  Employee benefits
  Depreciation and amortization
  Data Processing
  Legal and professional
  Rent
  Regulatory assessments
  Insurance expense
  Advertising & promotional
  Miscellaneous other expenses

	$549,725 169,393 89,924 132,926 109,251 51,371 34,186 24,398 42,664 302,041	$510,991 140,892 91,150 133,090 106,247 49,875 36,173 26,019 29,861 246,870
Total operating expenses	$1,505,879	$1,371,168
Net income before taxes	$264,382	$24,177
Income taxes	- -	- -
Net income	$ 264,382	$ 24,177
Basic income per share	$ .18	$ .02
Diluted income per share	$ .17	$ .02

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
Bradenton, Florida
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows provided by operating activities	$777,444	$366,406
Cash flows from investing activities: Increase in loans, net	(16,267,779)	(6,189,190)
Securities available for sale: Purchases Maturities and pay downs	(3,006,527) 810,319	(1,416,127) 2,439,823
Purchase of fixed assets	(137,453)	(88,708)
Net cash used by investing activities	$(18,601,440)	$(5,254,202)
Cash flows from financing activities:
Issuance of stock Increase in borrowings Increase in deposits	$25,558 800,000 19,523,717	$1,217,578 19,915 4,945,164
Net cash provided by financing activities	$20,349,275	$6,182,657
Net increase in cash and cash equivalents	$2,525,279	$1,294,861
Cash and cash equivalents, beginning of period	2,938,786	4,589,187
Cash and cash equivalents, end of period	$5,464,065	$5,884,048

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2003 and 2004

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2002	1,147,410	$11,474	$5,999,596	$(1,782,633)	$32,806	$4,261,243
Issuance of 208,033 shares through rights offering, net of selling expenses	208,033	$2,080	$1,215,498	- -	- -	$1,217,578
Comprehensive Income: Net income, six-month period ended June 30, 2003	- -	- -	- -	24,177	- -	24,177
Net unrealized loss on securities, six-month period ended June 30, 2003 Total comprehensive income	- - - -	- - - -	- - - -	- - 24,177	(15,274) (15,274)	(15,274) 8,903
Balance, June 30, 2003	1,355,443	$ 13,554	$7,215,094	$(1,758,456)	$17,532	$5,487,724
--------------------------------------------
Balance, December 31, 2003	1,493,448	$14,934	$8,039,148	$(1,474,364)	$(39,477)	$6,540,241
Exercise of 3,651 warrants	3,651	$37	$25,521			$25,558
Comprehensive Income: Net income, six-month period ended June 30, 2004	- -	- -	- -	264,382	- -	264,382
Net unrealized loss on securities, six-month period ended June 30, 2004 Total comprehensive income	- - - -	- - - -	- - - -	- - 264,382	(183,922) (183,922)	(183,922) 80,460
Balance, June 30, 2004	1,497,099	$ 14,971	$8,064,669	$(1,209,983)	$(223,399)	$6,646,258

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2004

Note 1 - Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2003.

Note 2 - Summary of Organization

     Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"), is a one-bank holding company which owns the outstanding capital stock of Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank opened for business. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

     The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2004, and December 31, 2003, there were 1,497,099 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2004 and December 31, 2003, there were no shares of the Company's preferred stock issued or outstanding.

Note 3 - Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of June 30, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

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

     On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is included in Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this guidance are expected to be effective for loan commitments entered into after March 31, 2004. Management adopted the provisions of this guidance effective April 1, 2004 and does not anticipate that the adoption will have a materially adverse effect on the Company's financial position, results of operations or liquidity.

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

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charge-off, and is reduced by loans charged-off. For an additional discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see Note 2 in the Company's consolidated financial statements for the year ended December 31, 2003.

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

For calendar year 2004, the Company expects continued compression in the net yield on earning assets. This is due to the fact that interest rates are expected to increase in 2004 at a time when the Company is liability sensitive. Management plans to mitigate the impact of the continued compression with prudent asset growth, growth in non-interest income and expense control. Additionally, there are a number of initiatives that are expected to contribute to 2004 and beyond. These initiatives include:

  identification of future location for expansion, whether through branching or loan production offices; and

  investment in additional new business development capabilities and process improvements within the lending area.

Results of Operations

For the three-month period ended June 30, 2004, net income amounted to $157,418, or $.10 per diluted share. By comparison, net income for the three-month period ended June 30, 2003 amounted to $10,707, or $.01 per diluted share. The primary reasons for the increase in net income are as follows:

  Net interest income increased from $690,042 for the three-month period ended June 30, 2003 to $1,031,028 for the three-month period ended June 30, 2004. This increase is due to both higher average earning assets and a higher net interest yield.

  Non-interest income (loss) for the three-month period ended June 30, 2004 was $(34,730). Non-interest income for the three-month period ended June 30, 2003 amounted to $62,758. The reasons for the deterioration in non-interest income are two-fold: (i) pricing on deposit products has become more competitive as the Bank is attempting to increase deposits in a significant manner; and (ii) loss on sale or settlement of assets has increased by approximately $68,000, from $19,000 for the three-month period ended June 30, 2003 to $87,000 for the three-month period ended June 30, 2004.

  Non-interest expense increased from $684,017 for the three-month period ended June 30, 2003 to $773,245 for the three-month period ended June 30, 2004. The majority of the above increase is due to the expanding asset-base.

  Provision for loan losses for the three-month period ended June 30, 2004 and 2003 were $65,635 and $58,076, respectively. The increase in the provision is due to higher loan balances.

     Net income for the six-month period ended June 30, 2004 amounted to $264,382, or $.17 per diluted share. By comparison, for the six-month period ended June 30, 2003, net income amounted to $24,177, or $.02 per diluted share. Below is a brief discussion concerning the Company's operational results for the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003.

a. Interest income, which represents interest received on interest earning assets, increased from $2,334,997 for the six-month period ended June 30, 2003 to $2,981,975 for the six-month period ended June 30, 2004, an increase of $646,978. The cost of funds, which represents interest paid on deposits and borrowings, increased from $937,586 for the six-month period ended June 30, 2003 to $1,034,160 for the six-month period ended June 30, 2004, an increase of $96,574. The material increase in interest income combined with a moderate increase in interest expense resulted in an increase in the net interest income from $1,397,411 for the six-month period ended June 30, 2003 to $1,947,815 for the six-month period ended June 30, 2004; this represents an increase of $550,404, or 39.4%.

Net interest yield, defined as net interest income divided by average interest earning assets, increased from 3.95% during the six-month period ended June 30, 2003 to 4.13% during the six-month period ended June 30, 2004. This increase is due to management's efforts to expand margins. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2004.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 1,125	$ 5.89%
Securities	11,252	267	4.75%
Loans	81,926	2,710	6.62%
Total	$94,303	$2,982	6.32%
Borrowings	$ 2,435	$ 16	1.31%
Transactional accounts	23,367	146	1.25%
Savings	5,094	30	1.18%
CD's	55,224	842	3.05%
Total	$86,120	$ 1,034	2.40%
Net interest income		$1,948
Net yield on earning assets			4.13%

b. For the six-month period ended June 30, 2004, non-interest income amounted to $8,625, or .02% of average assets. By comparison, non-interest income for the six-month period ended June 30, 2003 amounted to $100,259, or .26% of average assets. If one discounts the loss on sale/settlement of assets, because of their non-recurring nature, non-interest income for the six-month period ended June 30, 2004 would have increased to $111,518, or .22% of average assets. This result is below peer averages because the Bank is in a growth mode, and in an effort to maintain its growth in deposits, it aggressively prices its fees and charges on deposits.

c. For the six-month period ended June 30, 2004, non-interest expense amounted to $1,505,879, or 2.98% of average assets. By comparison, for the six-month period ended June 30, 2003, non-interest expense amounted to $1,371,168, or 3.56% of average assets. This decrease (on a percentage basis) is primarily due to the improvement in operational efficiencies.

     During the six-month period ended June 30, 2004, the allowance for loan losses increased by $150,000, to $850,000. The allowance for loan losses, as a percent of gross loans, remained constant at .94% at December 31, 2003 and June 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Sources of Capital

     Total assets increased by $20.4 million to $110.6 million during the six-month period ended June 30, 2004. More specifically, cash and cash equivalents increased by $2.5 million to $5.5 million; securities increased by $2.0 million to $12.9 million; loans increased by $16.1 million to $89.6 million; and all other assets decreased by $.2 million to $2.6 million. To fund the $20.4 million increase in assets, deposits were increased by $19.5 million to $101.1 million; borrowings and other liabilities increased by $.7 million to $2.8 million; and the capital accounts increased by $.2 million to $6.6 million.

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.5 million, representing 4.9% of total assets. Investment securities, which amounted to $12.9 million or 11.6% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's June 30, 2004	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	7.1% 10.2%	4.0% 8.0%

     With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.1% and risk weighted ratio of 10.2% are above the required minimum for "adequately capitalized" banks.

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

Item 3 - Controls and Procedures

     Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management within 90 days of the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The 2004 Annual Meeting of Shareholders of the Company was held on May 20, 2004. The following table sets forth the name of each individual elected at the 2004 Annual Meeting to serve a three-year term as a Class II director, and the results of voting with respect to each director.

		Votes For	Votes Withheld
	Thomas C. Bennett	1,090,097	5,100
	C. Donald Miller	1,090,197	5,000
	Clarence R. Urban	1,090,197	5,000
No other matters were presented or voted on at the Annual Meeting.

The following persons did not stand for reelection at the 2004 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: David K. Scherer, Elizabeth Thompson, Marry Ann P. Turner, Charles S. Conoley, Michael S. Glasgow, Barclay Kirkland and Bruce E. Shackelford.

Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
A. Exhibits:
31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
B. Reports on Form 8-K:
There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ James J. Bazata James J. Bazata Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 9, 2004