Form 10QSB
period 2004-09-30
HORIZON BANCORPORATION INC
filed 2004-11-12
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

       Common stock, par value $.01 per share, 1,498,599 shares issued and outstanding as of November 11, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets
ASSETS	(Unaudited) September 30, 2004	(Unaudited) December 31, 2003
Cash and due from banks Federal funds sold Total cash and cash equivalents	$4,783,637 _______0 4,783,637	$2,938,786 _ 0 2,938,786
Securities:
Securities available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	13,187,631 96,944,329 1,998,830 _584,971 $117,499,398	10,878,814 73,549,152 1,967,821 __866,338 $90,200,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Non-interest bearing deposits Interest bearing deposits Total deposits Borrowings Other liabilities Total Liabilities	$9,383,644 99,383,423 108,767,067 1,300,000 ___268,597 $110,335,664	$7,408,893 74,156,847 81,565,740 2,000,000 94,930 $83,660,670
Commitments and contingencies
Stockholders' Equity: Common stock, $.01 par value, 25,000,000 shares authorized, 1,498,599 and 1,493,448 shares issued and outstanding at Sept. 30, 2004 and December 31, 2003, respectively	$14,986	$14,934
Paid-in-capital	8,072,254	8,039,148
Retained (deficit)	(900,511)	(1,474,364)
Accumulated other comprehensive income	___(22,995)	(39,477)
Total Stockholders' Equity	_7,163,734	6,540,241
Total Liabilities and Stockholders' Equity	$117,499,398	$90,200,911

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Operations (Unaudited)
	For the three months ended September 30,
	2004	2003
Interest and fees on loans and investments	$1,707,667	$1,229,452
Interest expense	577,488	464,814
Net interest income	$1,130,179	$764,638
Provision for loan losses	120,212	113,756
Net interest income after provision for loan losses	$1,009,967	$650,882
Other income:
Service fees on deposit accounts	$42,053	$56,081
Gain on sale of assets	35,734	85,439
Gain (loss) on settlement of securities	- -	12,155
Other income	11,794	7,360
Total other income	$89,581	$161,035

Operating expenses:
Salaries and wages
Employee benefits
Depreciation and amortization
Legal and professional
Insurance expense
Rent
Regulatory assessments
Data processing
Advertising and promotional
Miscellaneous other expenses

	$308,812 92,098 46,653 23,739 17,106 26,066 11,360 61,996 17,546 _129,700	$258,708 73,542 45,671 20,509 9,691 25,306 10,968 66,101 17,877 ___116,177
Total operating expenses	$735,076	$644,550
Net income before taxes	$364,472	$167,367
Income taxes	55,000	- -
Net income	$309,472	$167,367
Basic income per share	$.20	$.13
Diluted income per share	$.19	$.12

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Operations (Unaudited)
	For the nine months ended September 30,
	2004	2003
Interest and fees on loans and investments	$4,689,642	$3,564,449
Interest expense	1,611,648	1,402,400
Net interest income	$3,077,994	$2,162,049
Provision for loan losses	306,391	216,081
Net interest income after provision for loan losses	$2,771,603	$1,945,968
Other income:
Service fees on deposit accounts Gain (loss) on sale of assets Gain on settlement of securities Other income	$129,812 (67,159) - - 35,553	$145,719 85,439 (7,097) 37,233
Total other income	$98,206	$261,294

Operating expenses:
Salaries and wages
Employee benefits
Depreciation and amortization
Legal and professional
Insurance expense
Rent
Regulatory assessments
Data processing
Advertising and promotional
Miscellaneous other expenses

	$858,537 261,491 136,577 132,990 41,504 77,437 45,546 194,922 60,210 431,741	$769,699 214,434 136,821 126,756 35,710 75,181 47,141 199,191 47,738 363,047
Total operating expenses	$2,240,955	$2,015,718
Net income before taxes	$628,854	$191,544
Income taxes	55,000	- -
Net income	$573,854	$191,544
Basic income per share	$.38	$.16
Diluted income per share	$.36	$.15

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended September 30,
	2003	2003
Cash flows provided from operating activities	$1,600,716	$355,978
Cash flows from investing activities:
Available for sale securities:
Sale of securities	$ - -	$ - -
Purchases	(3,506,527)	(4,327,708)
Maturities and pay downs	1,073,103	3,961,523
(Increase) in loans, net	(23,701,568)	(11,576,937)
Purchase of fixed assets	(155,358)	(88,708)
Net cash used by investing activities	$(26,290,350)	$(12,031,830)
Cash flows from financing activities:
Increase in deposits Decrease in borrowings Proceeds from sale of 346,038 shares of common stock Exercise of stock options/warrants	$27,201,327 (700,000) - - ____33,158	$7,730,246 1,023,292 2,043,012 - -
Net cash flows provided by financing activities	$26,534,485	$10,796,550
Net increase (decrease) in cash and cash equivalents	$1,844,851	$(879,302)
Cash and cash equivalents at beginning of period	2,938,786	4,589,187
Cash and cash equivalents at end of period	$4,783,637	$3,709,885

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 2003 and 2004

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2002	1,147,410	$11,474	$5,999,596	$(1,782,633)	$32,806	$4,261,243
Issuance of 246,038 shares through rights offering, net of selling expenses	246,038	2,460	1,440,552	- -	- -	1,443,012
Issuance of 100,000 shares through private offering, net of selling expenses	100,000	1,000	599,000	- -	- -	600,000
Comprehensive Income: Net income, nine-month period ended September 30, 2003	- -	- -	- -	191,544	- -	191,544
Net unrealized loss on securities, nine-month period ended September 30, 2003 Total comprehensive income/(loss)	- - - -	- - - -	- - - -	- - 191,544	(102,484) (102,484)	(102,484) 88,960
Balance, September 30, 2003	1,493,448	$ 14,934	$8,039,148	$(1,591,089)	$(69,678)	$6,393,315
____________________________
Balance, December 31, 2003	1,493,448	$14,934	$8,039,148	$(1,474,364)	$(39,477)	$6,540,241
Exercise of 5,151 warrants	5,151	52	33,106	- -	- -	33,158
Comprehensive Income: Net income, nine-month period ended September 30, 2004	- -	- -	- -	573,854	- -	573,854
Net unrealized gains on securities, nine-month period ended September 30, 2004 Total comprehensive income	- - - -	- - - -	- - - -	- - 573,854	16,482 16,482	16,482 590,336
Balance, September 30, 2004	1,498,599	$ 14,986	$8,072,254	$(900,511)	$(22,995)	$7,163,734

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004

Note 1 - Basis of Presentation

       The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2003.

Note 2 - Summary of Organization

       Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"), is a one-bank holding which owns the outstanding capital stock of Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank opened for business. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank's depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.

       The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2004, and December 31, 2003, there were 1,498,599 and 1,493,448 shares, respectively, of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2004 and December 31, 2003, there were no shares of the Company's preferred stock issued or outstanding.

Note 3 - Recent Accounting Pronouncements

       In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of September 30, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

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

In December 2003, the FASB issued a revision of SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statements are effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. Adoption of the revision to SFAS No. 132 did not have a material impact on the Company's financial position, results of operations or liquidity.

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

Results of Operations

       For the three-month period ended September 30, 2004, net income amounted to $309,472, or $.19 per diluted share. By comparison, net income for the three-month period ended September 30, 2003 amounted to $167,369, or $.12 per diluted share. The primary reasons for the increase in net income was the net result of the following:

  Net interest income increased from $764,638 for the three-month period ended September 30, 2003 to $1,130,179 for the three-month period ended September 30, 2004. This increase is due to both higher average earning assets and a higher net interest yield.

  Non-interest income for the three-month period ended September 30, 2004 was $89,581. Non-interest income for the three-month period ended September 30, 2003 amounted to $161,035. The reasons for the decrease in non-interest income are two-fold: (i) pricing on deposit products has become more competitive as the Bank is attempting to increase deposits in a significant manner; and (ii) gain on sale or settlement of assets has declined by approximately $62,000, from $97,000 for the three-month period ended September 30, 2003 to $35,000 for the three-month period ended September 30, 2004.

  Non-interest expense increased from $644,550 for the three-month period ended September 30, 2003 to $735,076 for the three-month period ended September 30, 2004. The majority of the above increase is due to the expanding asset-base.

  Provision for loan losses for the three-month period ended September 30, 2004 and 2003 were $120,212 and $113,756, respectively. The increase in the provision is due to higher loan balances.

Net income for the nine-month period ended September 30, 2004 amounted to $573,854, or $.36 per diluted share. By comparison, for the nine-month period ended September 30, 2003, net income amounted to $191,544, or $.15 per diluted share. Below is a brief discussion concerning the Company's operational results for the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2003.

a. Interest income, which represents interest received on interest earning assets, increased from $3,564,449 for the nine-month period ended September 30, 2003 to $4,689,642 for the nine-month period ended September 30, 2004, an increase of $1,125,193. The cost of funds, which represents interest paid on deposits and borrowings, increased from $1,402,400 for the nine-month period ended September 30, 2003 to $1,611,648 for the nine-month period ended September 30, 2004, an increase of $209,248. The material increase in interest income combined with a moderate increase in interest expense resulted in an increase in the net interest income from $2,162,049 for the nine-month period ended September 30, 2003 to $3,077,994 for the nine-month period ended September 30, 2004; this represents an increase of $915,945, or 42.3%.

Net interest yield, defined as net interest income divided by average interest earning assets, increased from 3.96% during the nine-month period ended September 30, 2003 to 4.12% during the nine-month period ended September 30, 2004. This increase is due to management's efforts to expand margins. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2004.

(Dollars in '000s)
Description	Avg. Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	$ 1,120	$ 9	1.07%
Securities	11,839	425	4.77%
Loans	86,620	4,256	6.55%
Total	$99,579	$4,690	6.28%
Borrowings	$ 3,705	$ 42	1.51%
Transactional accounts	27,470	284	1.38%
Savings	4,999	45	1.20%
CD's	54,855	1,241	3.02%
Total	$91,029	$ 1,612	2.36%
Net interest income		$3,078
Net yield on earning assets			4.12%

b. For the nine-month period ended September 30, 2004, non-interest income amounted to $98,206, or .12% of average assets. By comparison, non-interest income for the nine-month period ended September 30, 2003 amounted to $261,294, or .44% of average assets. If one discounts the loss on sale/settlement of assets, because of their non-recurring nature, non-interest income for the nine-month period ended September 30, 2004 would have increased to $165,365, or .21% of average assets. This result is below peer averages because the Bank is in a growth mode, and in an effort to maintain its growth in deposits, it aggressively prices its fees and charges on deposits.

c. For the nine-month period ended September 30, 2004, non-interest expense amounted to $2,240,955, or 2.83% of average assets. By comparison, for the nine-month period ended September 30, 2003, non-interest expense amounted to $2,015,718, or 3.42% of average assets. This decrease (on a percentage basis) is primarily due to the improvement in operational efficiencies.

       During the nine-month period ended September 30, 2004, the allowance for loan losses increased by $225,000, to $925,000. The allowance for loan losses, as a percent of gross loans, remained constant at .94% at December 31, 2003 and September 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Sources of Capital

       Total assets increased by $27.3 million to $117.5 million during the nine-month period ended September 30, 2004. More specifically, cash and cash equivalents increased by $1.8 million to $4.8 million; securities increased by $2.3 million to $13.2 million; loans increased by $23.4 million to $96.9 million; and all other assets decreased by $.2 million to $2.6 million. To fund the $27.3 million increase in assets, deposits were increased by $27.2 million to $108.7 million; borrowings and other liabilities decreased by $.5 million to $1.5 million; and the capital accounts increased by $.6 million to $7.2 million.

       Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.8 million, representing 4.1% of total assets. Investment securities, which amounted to $13.2 million or 11.2% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's September 30, 2004	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	7.4% 10.6%	4.0% 8.0%

       With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.4% and risk weighted ratio of 10.6% are above the required minimum for "adequately capitalized" banks.

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
31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
B. Reports on Form 8-K:
There were no reports on Form 8-K filed during the quarter ended September 30, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ James J. Bazata James J. Bazata Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 10, 2004