Form 10KSB
period 2004-12-31
HORIZON BANCORPORATION INC
filed 2005-03-31
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

_____________

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004

Commission File Number 333-71773

HORIZON BANCORPORATION, INC.
a Florida corporation

(IRS Employer Identification No. 65-0840565)
900 53rd Avenue East
Bradenton, Florida 34203
(941) 753-2265

Securities Registered Pursuant to Section 12(b)
of the Securities Exchange Act of 1934:

None

Securities Registered Pursuant to Section 12(g)
of the Securities Exchange Act of 1934:

Common Stock, $.01 par value
________________________

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes
_________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.   [X]

The Registrant's revenues for the fiscal year ended December 31, 2004 were $6,704,883.

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 16, 2005, was $5,785,917. Such value was computed by reference to the closing price of the common stock on such date on the Over-the-Counter Bulletin Board inter-dealer trading system ("OTCBB"), of $7.65. For purposes of this determination, directors, executive officers and holders of 10% or more of the Registrant's common stock were considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock as of March 16, 2005: 1,520,317 shares of common stock, par value $.01 per share (the "Common Stock").

Transitional Small Business Disclosure Format:

Yes   No   X

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this report (Items 9, 10, 11, 12 and 14) is incorporated by reference from Registrant's definitive proxy statement to be filed for the Company's 2005 annual meeting of shareholders.

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

     The Company began its initial public offering of the Common Stock at $5.50 per share on February 9, 1999, and completed its minimum offering of 1,023,638 shares on October 13, 1999. Of the total proceeds of $5,630,009, the Company used $5,280,000 to capitalize the Bank, which opened for business on October 25, 1999. The Company raised an additional $673,414.50 as of December 31, 1999, when the offering closed, with a total of 1,146,077 shares of Common Stock sold for the aggregate amount of $6,303,423.50 (the "Initial Offering").

     To satisfy its needs for additional capital, in April 2003, the Company conducted a public offering solely to its existing shareholders (the "Rights Offering"), whereby each shareholder could purchase one unit for each 3.333 shares of the Company's common stock already owned. Each unit consisted of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock for $7.00 per share, subject to certain limitations. The Company sold 246,038 units for $6.00 per unit. In an unrelated private placement, also during 2003, the Company sold 100,000 units, each consisting of one share of common stock and one warrant to purchase one-half of one share of the Company's common stock at $3.50 (or $7.00 per share), for $6.00 per unit. Total proceeds to the Company from the Rights Offering and the private placement, amounted to $2,043,012, net of direct selling expenses.

     The warrants issued in the Rights Offering expire on July 6, 2005. The Company intends to remind the holders to that effect and encourage the exercise of the warrants by means of a written communication to be distributed, together with the Company's Annual Report for fiscal year 2004, in early April 2005. The warrants issued in the private placement expire August 12, 2005. The Company intends to call these warrants simultaneously with the warrants issued in the Rights Offering.

     On May 10, 2004, the Company registered, by filing an SEC Form 8A, the Common Stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Subsequently, in November 2004, the Common Stock began trading in the OTCBB under the Symbol "HZNB".

     Our internet address is www.horizonbankfl.com. We make available free of charge on www.horizonbankfl.com our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

     In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

Kathleen M. Jepson
Horizon Bancorporation, Inc.
900 53rd Ave. East
Bradenton, FL 34203

     The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-KSB and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

     The Company maintains its corporate offices and main banking center at 900 53rd Avenue East, Bradenton, Florida 34203. On June 25, 2001, the Bank opened a branch facility located at 2102 59th Street West, Bradenton, Florida.

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

     Under Florida law, the Bank is limited in the amount it can loan to a single borrower to no more than 15% of its statutory capital base, unless a loan that is greater than 15% of the statutory capital base is approved by the Board of Directors and unless the entire amount of the loan is secured. In no event, however, may the loan be greater than 25% of a bank's statutory capital base. The Bank's legal lending limit under Florida law for one borrower, based upon its initial statutory capital base, is approximately $1,297,596 for unsecured loans and $2,162,660 for fully secured loans.

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

     Real Estate Loans. Commercial real estate lending is oriented toward short-term interim loans and construction loans. The Bank also originates variable-rate residential and other mortgage loans for its own account and both variable and fixed-rate residential mortgage loans for resale. The residential loans are secured by first mortgages on one-to-four family residences in the primary service area. Loans secured by second mortgages on a borrower's residence are also made.

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

2. Market Area and Competition.

     The Bank's primary service area is Bradenton, Florida and the surrounding area of Manatee County. Manatee County is situated in the Tampa Bay region, south of Tampa and north of Sarasota. Bradenton is the county's largest city and the county seat. The primary service area from which the Bank draws 75% of its business is defined as the 29 census tracts bounded on the north by the Manatee River, on the south by the Manatee County line, on the east by the Braden River/38th Street and on the West by Sarasota Bay/Palma Sola Bay. The Bank's service area will be expanded into North Manatee County upon the opening of the Palmetto branch location.. The current population of Manatee County is estimated at 288,000 and the median age is estimated at 44.

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

     As of June 30, 2004, there were 25 commercial banks, savings banks and savings and loan institutions, including the Bank, operating in the primary service area. Their 105 branches had combined deposits of approximately $4.421 billion.

3. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 2004. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

AVERAGE CONSOLIDATED ASSETS
Year Ended December 31, 2004		Year Ended December 31, 2003
Cash and due from banks	$4,412	$3,499
Taxable securities Federal funds sold Net Loans Total earning assets Other assets Total assets	$12,167 1,118 88,746 $102,031 2,687 $109,130	$9,717 1,282 63,608 $74,607 3,467 $81,033
AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
	Year Ended December 31, 2004	Year Ended December 31, 2003
Non interest bearing-deposits NOW and money market deposits Savings Deposits Time Deposits Borrowings Other liabilities	$8,573 30,028 4,995 55,299 2,851 378	$7,176 17,304 4,493 45,044 1,434 186
Total liabilities	$102,124	$75,637
Common Stock Paid-in Capital Retained (deficit)	$ 15 8,040 (1,049)	$ 12 7,012 (1,628)
Total stockholders' equity Total liabilities and stockholders' equity	$ 7,006 $109,130	$ 5,396 $81,033

     The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis. (dollars in thousands)

	Year Ended December 31, 2004
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Federal funds sold Net loans	$12,167 1,118 88,746	$ 600 15 5,865	4.93% 1.34% 6.61%
Total earning assets	$102,031	$6,480	6.35%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	$30,028 4,995 55,299 2,851	$ 433 60 1,665 55	1.44% 1.20% 3.01% 1.93%
Total interest bearing liabilities	$93,173	$2,213	2.38%
Interest spread	3.97%
Net interest income		$4,267
Net yield on interest earning assets			4.18%
	Year Ended December 31, 2003
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Federal funds sold Net loans	9,717 1,282 63,608	423 14 4,417	4.35% 1.09% 6.94%
Total earning assets	74,607	4,854	6.51%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	17,304 4,493 45,044 1,434	194 60 1,604 26	1.12% 1.34% 3.56% 1.81%
Total interest bearing liabilities	68.275	1,884	2.76%
Interest spread	3.75%
Net interest income		2,970
Net yield on interest earning assets			3.98%

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

	Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Taxable securities Federal funds sold Net loans	116 (2) 1,646	61 3 (198)	177 1 1,448
Total Interest Income	1,760	(134)	1,626
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	173 0 190 27	66 0 (129) 2	239 0 61 29
Total interest Expense	390	(61)	329
Change in net interest income	1,370	(73)	1,297
	Year Ended December 31, 2003 Compared with Year Ended December 31, 2002
	Increase (decrease) due to:
Interest earned on:	Volume	Volume	Volume
Taxable securities Federal funds sold Net loans	(124) - - 939	(133) 6 (325)	(257) (6) 614
Total Interest Income	815	(464)	351
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	114 6 214 13	(162) (13) (304) (14)	(48) (7) (90) (1)
Total interest Expense	347	(493)	(146)
Change in net interest income	468	29	497
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

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):

Year Ended December 31, 2004
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits Total	$ 8,573 30,028 4,995 55,299 $98,895	1.44% 1.20% 3.01% 2.36%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$2,592 1,996 4,763 6,050 $15,401
Year Ended December 31, 2003
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$ 7,176 17,304 4,493 45,044 $74,017	N/A 1.12% 1.34% 3.56% 2.65%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$ 1,672 1,475 2,201 4,046 $9,394	$ 1,538,411 1,311,090 1,252,718 3,098,864 $7,201,083
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

     The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 2004 and 2003 and the total amount of all loans for such periods (in thousands):

Type of Loan	As of December 31
Domestic	2004	2003
Commercial, financial and agricultural Real estate-construction Real estate mortgage Installment and other loans to individuals	$62,879 4,875 30,212 4,754	$53,284 1,434 13,631 5,900
Subtotal	$102,720	$74,249
Allowance for loan losses	(940)	(700)
Total (net of allowance)	$101,780	$73,549

     The following is a presentation of an analysis of maturities of loans as of December 31, 2004 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 To 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural Real estate-construction	$22,095 4,875	$33,768 - -	$7,016 - -	$62,879 4,875
Total	$26,970	$33,768	$7,016	$67,754

     Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

     The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 2004 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Fixed rate loans Variable rate loans	$ 8,459 18,511	$13,658 20,110	$3,710 3,306	$25,827 41,927
Total	$26,970	$33,768	$7,016	$67,754

     The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 2004 and 2003 (dollars in thousands):

As of December 31,
	2004	2003
Loans accounted for on a non-accrual basis:
Number: Amount:	six $197	ten $237
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number: Amount:	five $901	five $35
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number: Amount:	none $0	none $0
Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:
Number: Amount:	two $788	twenty-two $1,301

     As of December 31, 2004, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

     At December 31, 2004, six loans with an aggregate balance of $197,000 were not accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7. Summary of Loan Loss Experience.

     An analysis of the Company's loan loss experience is furnished in the following table for the years ended December 31, 2004 and 2003, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

	Year Ended December 31
	2004	2003
Balance at beginning of period Charge-offs (commercial loans) Charge-offs (consumer loans) Recoveries Provision charged to Operations	$700 (31) (166) 27 410	$505 (32) (57) - - 284
Balance at end of period	$940	$700
Ratio of allowance for loan losses to total loans outstanding during the period	.92%	.94%
Net charge-offs to average loans	.19%	.14%

     As of December 31, 2004, the allowance for possible losses was allocated as follows (dollars in thousands):

Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	$600 50 200 50 40	61.2% 4.7% 29.5% 4.6% - -
Total	$940	100.0%
As of December 31, 2003, the allowance for possible losses was allocated as follows (dollars in thousands):
Loans	Amount	Percent of Loan in Each Category to Total
Commercial, financial and agricultural Real estate-Construction Real estate-Mortgage Installment and other loans to individuals Unallocated	$520 20 90 55 15	71.8% 1.9% 18.4% 7.9% - -
Total	$700	100.0%
8. Loan Loss Reserve.

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2004, 61.2% of outstanding loans were in the category of commercial and financial agricultural loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However, 96.0% of the outstanding loans in this category at December 31, 2004, were made on a secured basis, such collateral consisting primarily of improved farmland real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial, financial and agricultural loan portfolio greatly reduces any risk of loss inherently present in these loans.

     The Company's consumer loan portfolio is also secured. At December 31, 2004, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

     Residential real estate mortgage loans constitute 29.5% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral. In addition, loans secured by commercial real estate are generally well-collateralized.

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

9. Investments.

     As of December 31, 2004, the securities portfolio comprised approximately 10.7% of the Company's assets, while loans comprised approximately 82.9% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the years ended December 31, 2004 and 2003, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category	December 31
	2004	2003
Available-for-Sale:
U.S. Agency Bonds Collateralized mortgage obligations Mortgage-backed securities Trust Preferred Securities Equity securities Total Securities	$2,058 4,167 604 5,500 773 $13,102	$2,077 2,134 699 5,500 469 $10,879

     The following table indicates, for the year ended December 31, 2004, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

Investment Category
Available-for-Sale:	Amount	Average Weighted Yield
Other Securities after 10 years	$773	2.43%
Obligations of U.S. Agency over 5 to 10 years after 10 years	1,114 944	5.00% 4.25%
Collateralized Mortgage Obligations after 10 years	4,167	5.12%
Mortgage-backed securities after 10 years	604	5.24%
Trust Preferred Securities after 10 years	5,500	5.32%
Total	$13,102	4.98%
10. Return on Equity and Assets.

     Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2004 and 2003 are as follows:

	2004	2003
Return on average assets Return on average equity Equity to assets ratio Dividend payout ratio	.78% 12.15% 6.42% - -	.38% 5.71% 6.66% - -%
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

12. Employees.

     As of March 16, 2005, the Bank employed 29 full-time equivalent employees. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

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

  prohibits an officer or director misleading or coercing an auditor;

  prohibits insider trades during pension fund "blackout periods";

  imposes new criminal penalties for fraud and other wrongful acts; and

  extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

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

     The Registrant's Amended and Restated Articles of Incorporation authorize it to issue up to 25,000,000 shares of the Common Stock. As of March 16, 2005, 1,520,3171,054,251 shares of the Common Stock were issued and outstanding to 726 holders of record.

     Since November 2004, the Common Stock has been trading sporadically in the OTCBB under the symbol "HZNB". The following table sets forth the range of high and low bid information for the fourth quarter of 2004, as reported by Bloomberg.com:

Quarter ended December 31	High 7.00	Low 5.50

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     During the seven quarters preceding the fourth quarter 2004, there was no established public trading market for the Common Stock. In several isolated sales during such period, shares of Common Stock sold at prices ranging from $6.50 to $7.50 per share. In sporadic trading during the first quarter of 2005, the common stock traded in the $6.25 to $10.00 range.

     The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

     The Bank is restricted in its ability to pay dividends under the Florida banking laws and by regulations of the Federal Reserve

Equity Compensation Plan Information

     The following chart sets forth information relating to the Company's stock option plan.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluded securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	60,420	$6.16	75,580
Equity compensation plans not approved by security holders	34,380(1)	$5.50	-0-
Total	94,800		75,580

(1) These ten-year options were granted to Charles S. Conoley, the President and Chief Executive Officer, under an individual compensation arrangement on October 28, 1998. The options vested in their entirety on December 31, 2003.

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

     Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For an additional discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see Note 2 in the Company's consolidated financial statements for years ended December 31, 2004 and 2003.

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

     For year ended December 31, 2004, the Company anticipated a higher net interest income as the Bank continued to expand its base of earning assets. While it was evident early on that interest rates would not increase, management was confident in its ability to reduce the Bank's cost of funds faster than the reduction in the yield on earnings assets. Coupled with an expansion in earning assets, this ability compensated for the anticipated compression in the net yield on earning assets.

     Looking ahead to 2005, the Company expects general rates to increase. The net yield on earning assets at 4.18 is healthy. The strategy for 2005 is to keep the net yield at 4.18%, but expand the earning asset base. In addition, expense control and growth in non-interest income are also desirable objectives for 2005 Additionally, there are a number of initiatives that are expected to contribute to 2005 and beyond. These initiatives include:

  the Bank identified a branch location in downtown Palmetto, and plans to open the branch during the latter part of 2005; and

  investment in additional new business development capabilities and process improvements within the lending area.

A.	Results of Operations.

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003.

     For the years ended December 31, 2004 and 2003, net income amounted to 1,041,943$851,288 and $308,269 , respectively. For 2004, basic and diluted income per share of Common Stock was $.57 and $.53, respectively. For 2003, basic and diluted loss per share of Common Stock were both $.24. Because of the existence of warrants and stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income/loss per share. A portion of the warrants/options were dilutive during calendar year 2004.

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

     Indeed, the results in 2004 were much improved over 2003 because the Company was able to increase its net interest margin while increasing its earning assets and to reduce expenses by attaining certain economies of scale.

     Below is a comparison of the Company's performance during calendar year 2004 and 2003.

     Average earning assets increased from $74.6 million at December 31, 2003 to $102.0 million at December 31, 2004, representing an increase of $27.4 million, or 36.7%. Below are the various components of average earning assets for the periods indicated (in thousands):

	December 31
	2004	2003
Federal funds sold Taxable securities Loans Total earning assets	$ 1,118 12,167 88,746 $102,031	$ 1,282 9,717 63,608 $74,607

     As a consequence of the increase in earning assets, net interest income also increased, from $2,969,838 for the year ended December 31, 2003 to $4,267,093 for the year ended December 31, 2004. Below are the various components of interest income and expense, as well as their yield/cost for the periods indicated:

Years Ended:	December 31, 2004		December 31, 2003
	Interest Income /Expense	Yield /Cost	Interest Income /Expense	Yield /Cost
Interest income:	($ in 000's)
Federal funds sold Taxable securities Loans	$ 15 600 5,865	1.34% 4.93% 6.61%	$ 14 423 4,417	1.09% 4.35% 6.94%
Total	$6,480	6,35%	$4,854	6.51%
Interest expense:
NOW and money market deposits Savings deposits Time deposits Other borrowings	$ 433 60 1,665 55	1.44% 1.20% 3.01% 1.93%	194 60 1,604 26	1.12% 1.34% 3.56% 1.81%
Total	$2,213	2.38%	$1,884	2.76%
Net interest income Net yield on earning assets	$4,267	4.18%	$2,970	3.98%

     The above table indicates that the net yield on earning assets increased from 3.98% for the year ended December 31, 2003, to 4.18% for the year ended December 31, 2004. This occurred because the average earnings assets, as a percentage of total assets increased from 91.4% (2003) to 93.5% (2004), indicating more efficient operations.

Non-interest Income

     Non-interest income as a percentage of average total assets for years ended December 31, 2004 and 2003, respectively, amounted to .12% and .39%, respectively. The reason for the decrease is twofold:

  In 2004, included in other income is a loss on sale of foreclosed assets in the amount of $93,882. There was no loss on sale of foreclosed assets during 2003.

  The Bank has a healthy demand for loans, but the sources for funding are tight. In order to attract deposits, the Bank has been more aggressive in pricing deposit products.

     Components of non-interest income for calendar years 2004 and 2003 are as follows:

	Year Ended December 31
	2004	2003
(Loss) on sale of foreclosed assets Service fees on deposit accounts Miscellaneous other Total	$(93,882) 169,741 54,667 $130,526	$ - - 197,461 114,745 $312,206

Non-Interest Expense

     Non-interest expense as a percentage of average total assets for years ended December 31, 2004 and 2003, respectively, amounted to 2.71% and 3.32%, respectively. The primary reason for the above decline from calendar year 2003 to calendar year 2004 is higher efficiency associated with attainment of economies of scale.

     Components of non-interest income for calendar years 2004 and 2003 are as follows:

	Year Ended December 31,
	2004	2003
Salaries and benefits Depreciation, amortization Data processing Professional fees Repairs, maintenance Other expenses Total	$1,455,779 185,505 258,414 180,742 131,637 743,827 $2,955,904	$1,324,124 186,558 261,937 175,793 90,127 651,405 $2,689,944	$1,324,124 186,558 76,679 261,937 175,793 84,799 580,054 $2,689,944

     During calendar year 2004, the allowance for loan losses grew from $700,000 to $940,000. The allowance for loan losses, as a percentage of gross loans, decreased from .94% at December 31, 2003, to .92% at December 31, 2004.

     As of December 31, 2004, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 2004 is presented below. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity (dollars in thousands):

EARNING ASSETS	Within three months	After three months but within six months	After six but within one year	After one year but within five years	After five years	Total
Loans Securities Federal funds sold	28,890 5,500 - -	3,111 - - - -	5,804 - - - -	55,890 5,268 - -	9,025 2,334 - -	102,720 13,102 0
Total earning assets	34,390	3,111	5,804	61,158	11,359	115,822
SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings	43,389	- -				43,389
Certificates, Less than $100M Certificates, $100M and over Borrowings	6,147 2,592 5,000	6,260 1,996 - -	11,761 4,763 - -	17,156 6,050 1,300	- - - - - -	41,324 15,401 6,300
Total interest-bearing liabilities	57,128	8,256	16,524	24,506	0	106,414
Interest rate sensitivity gap	(22,738)	(5,145)	(10,720)	36,652	11,359	9,408
Cumulative gap	(22,738)	(27,883)	(38,603)	(1,951)	9,408	- -
Interest rate sensitivity gap ratio	0.60	0.38	0.35	2.50	N/A	1.09
Cumulative interest rate sensitivity gap ratio	0.60	0.57	0.81	0.98	1.09`	- -

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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Cash and cash equivalents CDs, over $100,000 to total deposit ratio Loan to deposit ratio Securities to total assets ratio Brokered deposits	5,242 14.2% 93.7% 10.7% - -	$2,939 11.5% 90.2% 12.1% - -

     As the above balances and ratios indicate, management believes that the Company's 2004 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

Capital Adequacy

     There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

     The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. For example, cash and Treasury Securities are placed under a zero percent risk category while commercial loans are placed under the one hundred percent risk category. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital. Under the risk-based capital guidelines, there are two "tiers" of capital. Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock.

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

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2004 and 2003:

Bank	2004	2003	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	9.8% 1.1%	8.3% .9%	4.0% N/A
Total risk-based capital ratio	10.9%	9.2%	8.0%
Leverage ratio	7.2%	8.0%	3.0%
Company - Consolidated	2004	2003	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	8.5% 1.0%	8.5% ..9%	4.0% N/A
Total risk-based capital ratio	9.5%	9.4%	8.0%
Leverage ratio	6.2%	8.1%	3.0%

     The above ratios indicate that the capital position of the Bank/Company has weakened somewhat during calendar year 2004 mainly due to the fact that the organic growth in capital could not keep pace with the growth in assets.

Item 7.	Financial Statements and Supplementary Data.
The following financial statements are contained in this Item 7:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income/Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Horizon Bancorporation, Inc.
Bradenton, Florida

     We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton Florida (the "Company") and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Atlanta, Georgia
March 8, 2005

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Consolidated Balance Sheets
ASSETS
	As of December 31,
	2004		2003
Cash and due from banks		$5,242,270		$2,938,786
Federal funds sold		- -		- -
Total cash and cash equivalents		$5,242,270		$2,938,786
Securities:
Available-for-sale at fair value		13,101,597		10,878,814
Loans, net		101,779,851		73,549,152
Property and equipment, net		1,975,351		1,967,821
Other assets		698,463		866,338
Total Assets		$122,797,532		$90,200,911
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits		$8,557,295		$7,408,893
Interest bearing deposits		100,113,547		74,156,847
Total deposits		$108,670,842		$81,565,740
Federal Home Loan Bank borrowings		5,000,000		2,000,000
Note payable		1,300,000		- -
Other liabilities		391,264		94,930
Total Liabilities		$115,362,106		$83,660,670
Commitments and Contingencies
Shareholders' Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$	- -	$	- -
Common stock, $.01 par value, 25,000,000 shares authorized; 1,505,857 (2004) and 1,493,448 (2003) shares issued and outstanding		15,058		14,934
Paid-in-capital		8,122,988		8,039,148
Retained (deficit)		(623,076)		(1,474,364)
Accumulated other comprehensive income, net of tax		(79,544)		(39,477)
Total Shareholders' Equity		$7,435,426		$6,540,241
Total Liabilities and Shareholders' Equity		$122,797,532		$90,200,911

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Consolidated Statements of Income/Operations
	Year Ended December 31,
Interest Income:	2004	2003
Interest and fees on loans	$5,865,407		$4,416,891
Interest on investment securities	600,361		422,833
Interest on federal funds sold	14,707		14,005
Total interest income	$6,480,475		$4,853,729
Interest Expense:
Interest on deposits and borrowings	2,213,382		1,883,891
Net interest income	4,267,093		2,969,838
Provision for possible loan losses	410,427		283,831
Net interest income after provision for possible loan losses	$3,856,666		$2,686,007

Other Income:
(Loss) on sale of foreclosed assets	$(93,882)	$	- -
Service fees on deposit accounts	169,741		197,461
Miscellaneous, other	54,667		114,745
Total other income	$130,526		$312,206

Other Expenses:
Salaries and benefits	$1,455,779		$1,324,124
Professional fees	180,742		175,793
Depreciation and amortization	185,505		186,558
Data processing	258,414		261,937
Repairs, maintenance	131,637		90,127
Other operating expenses	743,827		651,405
Total other expenses	$2,955,904		$2,689,944

Income/(Loss) before income tax	$1,031,288		$308,269
Income tax	180,000		- -
Net income/(loss)	$851,288		$308,269

Basic income/(loss) per share	$.57		$.24
Diluted income/(loss) per share	$.53		$.24
Weighted average number of shares outstanding
Basic	$1,498,759		$1,277,174
Diluted	$1,621,153		$1,299,517

Refer to notes to the consolidated financial statements

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Consolidated Statements of Changes in Shareholders' Equity

For the years ended December 31, 2004 and 2003

							Accumulated
							Other
	Common Stock			Paid-In-Capital		Retained Earnings	Comprehensive
	Shares	Par Value					Income	Total
Balance, December 31, 2002	1,147,410		$11,474		$5,999,596	$(1,782,633)	$32,806	$4,261,243
Comprehensive Income:
Net income, 2003	- -	$	- -	$	- -	$308,269	$	$308,269
Unrealized (loss), securities, net of tax	- -		- -		- -	- -	(72,283)	(72,283)
Total comprehensive income	- -	$	- -	$	- -	$308,269	$(72,283)	$235,986
Sale of stock	346,038		3,460		2,039,552	- -	- -	2,043,012
Balance, December 31, 2003	1,493,448		$14,934		$8,039,148	$(1,474,364)	$(39,477)	$(540,241)
Comprehensive income:
Net income, 2004	- -	$	- -	$	- -	$851,288	$	$851,288
Unrealized (loss), securities, net of tax	- -		- -		- -	- -	(40,067)	(40,067)
Total Comprehensive income	- -	$	- -	$	- -	$851,288	$(40,067)	$811,221
Sale of stock/exercise of warrants	12,409		124		83,840	- -	- -	83,964
Balance December 31, 2004	1,505,857		$15,058		$8,122,988	$(623,076)	$(79,544)	$7,435,426

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Consolidated Statements of Cash Flows
	Year Ended December 31,
Cash flows from operating activities:	2004		2003
Net income/(loss)		$851,288		$308,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		185,505		186,558
(Accretion) of securities		(8,301)		37,628
Provision for loan losses		410,427		283,831
Changes in assets and liabilities that (used) provided cash
Accounts receivables and other assets		151,327		(112,692)
Payables and other liabilities		296,334		(13,693)
Net cash provided by operating activities		$1,886,580		$689,901
Cash flows from investing activities:
Purchase of securities, AFS		$(4,195,289)		$(7,243,653)
Proceeds from maturity and pay-downs of securities, AFS		1,940,740		6,213,475
Loan originations, net		(28,641,126)		(17,924,773)
Property and equipment expenditures, net		(176,487)		(292,019)
Net cash used by investing activities		$(31,072,162)		$(19,246,970)
Cash flows from financing activities:
Sale of stock/exercise of warrants		$83,964		$2,043,012
Increase in deposits		27,105,102		13,303,554
Increase in borrowings		4,300,000		1,560,102
Net cash provided by financing activities		$31,489,066		$16,906,668
Net increase/(decrease) in cash and cash equivalents		$2,303,484		$(1,650,401)
Cash and cash equivalents, beginning of period		2,938,786		4,589,187
Cash and cash equivalents, end period		$5,242,270		$2,938,786
Supplemental Information:
Income taxes paid	$	- -	$	- -
Interest paid		$2,207,692		$2,207,692

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

     The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2004 and 2003, there were 1,505,857 and 1,493,448 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of December 31, 2004, there were no shares of the Company's preferred stock issued or outstanding.

     Between April 11 and July 6, 2003, the Company conducted a public offering solely to its existing shareholders (the "Rights Offering"), whereby each shareholder could purchase one unit for each 3.333 shares of the Company's common stock already owned. Each unit consisted of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock for $7.00 per share, subject to certain limitations. The Company sold 246,038 units for $6.00 per unit. In an unrelated transaction, also during 2003, the Company sold 100,000 units, each consisting of one share of common stock and one warrant to purchase one-half of one share of the Company's common stock at $3.50 (or $7.00 per share) for $6.00 per unit. Total proceeds to the Company, from the above two transactions, amounted to $2,043,012, net of direct selling expenses.

Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and its subsidiary. The Bank is a voting interest entity under U.S. generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior years amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

     Basis of Accounting. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible loan losses, the fair value of financial instruments, and the status of contingencies.

     Cash and Due from Banks. The Company maintains deposit relationships with other banks. At times, those deposits may exceed federally insured limits. The Company has not experienced any material loss from such deposit relationships.

     Investment Securities. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities to be held for indefinite periods of time are classified as available-for-sale. Generally, in the available-for-sale category are securities that are held to meet investment objectives such as interest rate risk, liquidity management and asset-liability management strategies among others. Available-for-sale securities are reported at fair market with unrealized holding gains and losses reported in a separate component of accumulated other comprehensive income, net of applicable deferred income taxes. The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.

     Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

     Loans, Interest and Fee Income on Loans. Loans are reported at their outstanding principal balance adjusted for charge-off, unearned discount, unamortized loan fees and the allowance for possible loan losses. Interest income is recognized over the term of the loan based on the principal amount outstanding. Non-refundable loan fees are taken into income to the extent they represent the direct cost of initiating a loan; the amount in excess of direct costs is deferred and amortized over the expected life of the loan. Loan commitment fees for commitment periods greater than one year are deferred and amortized into fee income on a straight-line basis over the commitment period.

     Impaired loans are loans that based upon current information and events, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. Impaired loans may include accruing as well as non-accruing loans. Impairment is evaluated in total for smaller balance loans of a similar nature/characteristic, and on an individual loan basis for all other loans. Accounting standards require impaired loans to be measured based on: (a) the present value of expected future cash flows discounted at the loan's original effective interest rate; or (b) the loan's observable market price; or (c) the fair value of the collateral if the loan is collateral dependent. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

     Accrual of interest on loans is discontinued either when: (i) Reasonable doubt exists as to the full or timely collection of interest or principal, (ii) A loan becomes contractually past due by 90 days or more with respect to interest or principal, or (iii) The terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income, and the loan is accounted for on the cash or cost recovery method. Loans are returned to accruing status only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of the borrower's financial or legal difficulties. Interest is generally accrued on such loans in accordance with the renegotiated terms.

     Allowance for Possible Loan Losses. The allowance for possible loan losses (the "Allowance") represents management's estimate of probable losses inherent in the loan portfolio. The Allowance is established through provisions charged to operations. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. The adequacy of the Allowance is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of underlying collateral, changes in the nature and volume of the loan portfolio, review of specific problem loans, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The evaluation for the adequacy of the Allowance is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's Allowance. Such agencies may require the Company to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination.

     The Company's allowance for possible loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Company.

     Property and Equipment. Building, leasehold improvements, furniture, and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. The Company had no capitalized lease obligations at December 31, 2004 and 2003.

     Other Real Estate. Other real estate represents property acquired by the Company in satisfaction of a loan. Other real estate is carried at the lower of: (i) cost or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on the sale of the property and any subsequent adjustments to reflect changes in fair value of the property are reflected in the income statement. Recoverable costs relating to the development and improvement of the property are capitalized whereas routine holding costs are charged to expense.

     Goodwill and Other Intangible Assets. Identifiable intangible assets consist of core deposit premiums paid in connection with the acquisition of approximately $8.0 million in deposits from an unrelated financial institution. Under recent pronouncements, goodwill is no longer amortized, but is subject to an annual impairment test.

     The annual impairment test indicated that the intangible asset was impaired by approximately $16,437 for the year ended December 31, 2004, or $.01 per basic and diluted share. For the year ended December 31, 2003, intangible assets were impaired by approximately $15,944, or approximately $.01 per basic and diluted share. Core deposit intangibles, net of accumulated amortization, totaled $60,761 and $77,198, respectively, at December 31, 2004 and 2003. The estimated aggregate amortization expense related to core deposit intangible assets for each of the next five years is as follows: $15,685 in 2005; $15,517 in 2006; $15,340 in 2007; $14,219 in 2008.

     Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives recognition to changes in tax rates and laws.

     A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies.

     The operating results of the Company and its subsidiary are included in consolidated income tax returns.

     Stock-Based Compensation. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Company's Stock Options Plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

     Had compensation cost for the Company's Stock Options Plan been determined based on the fair value at the grant dates for awards under the Stock Options Plan consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been as follows:

	Year Ended December 31,
	2004	2003
Net income/(loss), as reported	$851,288	$308,269
Stock-based compensation expense	(54,024)	(53,664)
Pro-forma (fair value) net income/(loss)	$797,264	$254,605

Basic income/(loss) per share:
As reported	$.57	$.24
Pro-forma	$.53	.20

Diluted income/(loss) per share:
As reported	$.53	$.24
Pro-forma	$.49	$.20

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

     Below are details concerning the input assumptions utilized in conjunction with BLSC Model to produce the estimates for pro-forma (fair value) income/(loss) for the periods below. Note that since no options/warrants were granted in calendar year 2004, no assumptions were necessary to construct the BLSC Model for 2004.

	Year Ended December 31,
	2004	2003
Risk-free interest rate	--%	3.95%
Dividend yield	--	--
Volatility factor	--%	9%
Weighted average life of option	--	4.9

     Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with other financial institutions that have an initial maturity of less than 90 days, federal funds sold and resell agreements. Net cash flows are reported for loans, loans held for sale, deposit transactions, and short-term borrowings.

     Operating Segments. The Company determined, in accordance with Financial Accounting Standards No. 131, "Disclosure about Segment of an Enterprise and Related Information," that it is a single reportable entity. The Company's business activities are confined to community banking.

     Earnings Per Share. Basic earnings per share is determined by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is determined by dividing net income by the weighted average number of common shares outstanding increased by the number of common shares that would be issued assuming exercise of stock options and warrants. This also assumes that only options and warrants with an exercise price below the existing market price will be exercised. In computing net income per share, the Company uses the treasury stock method.

     Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Comprehensive income for calendar years 2004 and 2003 is shown in the consolidated statements of changes in shareholders' equity.

     Recent Accounting Pronouncements. Exchanges of Nonmonetary Assets: In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets", an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

     Share-Based Payment: In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The revised Statement generally requires that companies account for these share-based transaction using the fair-value-based method, and eliminates a company's ability to account for these transactions using the intrinsic value method of accounting in APB Opinion No. 25. For small business issuers, Statement No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet determined the exact impact the new standard will have on its consolidated financial statements. The above disclosures, as required by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," provide detail as to its results of operations as if it had applied the fair value based method and recognition provisions of Statement No. 148 to stock-based employee compensation to the current reporting periods.

     Meaning of Other Than Temporary Impairment: In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, "Meaning of Other Than Temporary Impairment," which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on the Company's financial condition, results of operations, or liquidity.

     Loan Commitments: On March 9, 2004, the SEC issued Staff Accounting Bulletin 105 (SAB 105), "Application of Accounting Principles to Loan Commitment" stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan.

     The Company adopted the provisions of SAB 105 as of January 1, 2004. Adoption of SAB 105 did not result in a material impact on the Company's financial condition, results of operations, or liquidity.

     Accounting for Certain Loans or Debt Securities Acquired in a Transfer: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity: In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations, or liquidity.

     In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interest that are classified as equity in the financial statement of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interest associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2004, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities."

     Consolidation of Variable Interest Entities: In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and the results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment is at risk is not sufficient to permit the entity to finance its activities itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct and indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

     In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required as of March 31, 2004, unless previously applied. Adoption of FIN 46 did not result in a material impact on the Company's financial condition, results of operations, or liquidity.

Note 3 - Federal Funds Sold

     The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2004 and 2003, the Bank had no federal funds sold.

Note 4 - Securities Available-for-Sale

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 2004 follow:

			Gross
	Amortized		Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Agency	$2,110,000	$4,107	$(56,000)	$2,058,107
Collateralized Mortgage Obligations	4,243,760	3,936	(80,849)	4,166,847
Mortgage Backed Securities	602,487	7,543	(6,272)	603,758
Trust-Preferred Securities	5,500,000	- -	- -	5,500,000
Other Securities	772,885	- -	- -	772,885
Total Securities	$13,229,132	$15,586	$(143,121)	$13,101,597

     Other securities include equity investments in FRB, FHLB, and two other banks whose sole owners are other financial institutions. None of the above equity investments is available to the general public.

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 2003 follow:

			Gross
	Amortized		Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Agency	$2,110,000	$18,038	$(51,250)	$2,076,788
Collateralized Mortgage Obligations	2,162,667	11,865	(40,930)	2,133,602
Mortgage Backed Securities	697,026	10,460	(7,977)	699,489
Trust-Preferred Securities	5,500,000	- -	- -	5,500,000
Other Securities	468,935	- -	- -	468,935
Total Securities	$10,938,628	$40,363	$(100,177)	$10,878,814

     The amortized costs and estimated market values of securities available-for-sale at December 31, 2004 by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due after five through ten years	$1,110,000	$1,114,107
Due after ten years	11,346,247	11,214,605
No maturity (equity securities)	772,885	772,885
Total securities	$13,229,132	$13,101,597

     At December 31, 2004 and 2003, none of the securities was pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law. No securities were sold during calendar years 2004 and 2003.

     Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Collateralized Mortgage obligations	$1,894,736	$(28,552)	$1,315,459	$(52,297)	$3,210,195	$(80,849)
Mortgage backed securities	- -	- -	392,382	(6,272)	392,382	(6,272)
U.S. Agency securities	- -	- -	944,000	(56,000)	944,000	(56,000)
Total	$1,894,736	$(28,552)	$2,651,841	$(114,569)	$4,546,577	$(143,121)

     At December 31, 2004, unrealized losses in the securities portfolio amounted to $143,121 representing 1.09% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

Note 5 - Loans

     The composition of net loans by major loan category, as of December 31, 2004 and 2003, follows:

	December 31,
	2004	2003
Commercial, financial, agricultural	$62,879,182	$53,284,001
Real estate - construction	4,874,354	1,433,760
Real estate - mortgage	30,212,319	13,630,849
Installment	4,753,996	5,900,542
Loans, gross	$102,719,851	$74,249,152
Deduct:
Allowance for loan losses	(940,000)	(700,000)
Loans, net	$101,779,851	$73,549,152

     The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued, loans that are not performing in accordance with agreed-upon terms, and all other loans that are performing according to the loan agreement but may have substantive indication of potential credit weakness. At December 31, 2004 and 2003, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $1,886,516 and $1,300,769, respectively. The average recorded investment in impaired loans amounted to approximately $1,521,611 and $1,466,270, respectively, for the years ended December 31, 2004 and 2003. The allowance for loan losses related to impaired loans amounted to approximately $144,307 and $184,172 at December 31, 2004 and 2003, respectively. Interest income recognized on impaired loans for the years ended December 31, 2004 and 2003 amounted to $102,482 and $97,963, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2004 and 2003. Loans on non-accrual status at December 31, 2004 and 2003 had outstanding balances of $197,483 and $237,045 respectively. Interest recognized on non-accruing loans at December 31, 2004 and 2003 was $5,470 and $13,045, respectively. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

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

     Activity within the Allowance accounts for the years ended December 31, 2004 and 2003 follows:

	December 31
	2004	2003
Balance, beginning of year	$800,000	$505,000
Add: Provision for loan losses	410,427	283,831
Add: Recoveries of previously charged off amounts	26,933	- -
Total	$1,137,360	$788,831
Deduct: Amount charged off	(197,360)	(88,831)
Balance, end of year	$940,000	$700,000

Note 7 - Property and Equipment

     Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation. Land is stated at cost. Components of property and equipment included in the consolidated balance sheets at December 31, 2004 and 2003 follow:

	December 31
	2004	2003
Land	$410,078	$410,078
Land Improvements	48,399	48,399
Building	1,111,124	1,111,124
Leasehold improvements	90,823	90,823
Furniture and equipment	1,037,838	861,351
Property and equipment, gross	$2,698,262	$2,521,775
Deduct:
Accumulated depreciation	(722,911)	(553,954)
Property and Equipment, net	$1,975,351	$1,967,821

     Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $168,957 and $167,491, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

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

     At December 31, 2004 and 2003, the Company had unused loan commitments of approximately $12.1 million and $7.0 million, respectively. Additionally, there were $132,000 and $67,000 in commitments under standby letters of credit at December 31, 2004 and 2003, respectively. Various assets collateralize the majority of the loan commitments. No material losses are anticipated as a result of these transactions.

     On June 30, 1999, the Bank entered into a seven-year contractual agreement (the "Agreement") with a data processing provider that Agreement was renegotiated on May 11, 2001, with the new owner of the data processing company. The Agreement was extended to May 10, 2008, with a renewal feature for an additional seven-year period. The monthly service fee varies according to the services used and the number and type of transactions processed. Expenses associated with the above and predecessor agreements associated with data processing services amounted to $258,414 and $261,937, respectively, for the years ended December 31, 2004 and 2003.

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

Note 9 - Deposits

     The following details deposit accounts at December 31, 2004 and 2003:

	December 31,
	2004	2003
Non-interest bearing deposits	$8,557,295	$7,408,893
Interest bearing deposits:
NOW accounts	7,728,032	5,460,183
Money market	30,465,134	12,209,539
Savings	5,195,101	4,971,857
Time, less than $100,000	41,324,309	42,121,470
Time, $100,000 and over	15,400,971	9,393,798
Total deposits	$108,670,842	$81,565,740

     At December 31, 2004, the scheduled maturities of all certificates of deposit were as follows:

Year Ending December 31,	Amount
2005	$33,519,495
2006	10,82,908
2007	8,779,139
2008	3,432,738
2009	411,000
Total	$56,725,280

Note 10 - Borrowings

     On April 11, 2001, the Company initiated borrowings of up to $500,000, of which $439,898 was outstanding at December 31, 2002. The loan was secured by the Bank's issued and outstanding common stock; it carried a rate of LIBOR plus 1.75%. The loan provided for interest-only payments until April 11, 2004; thereafter and until maturity on April 11, 2007, the loan required a monthly principal reduction of $8,333 plus interest. The majority of the funds from this loan were utilized to supplement the Bank's capital accounts. During calendar year 2003, this loan was paid off from proceeds received from the sale of Company's stock.

     On September 28, 2004, the Company initiated borrowings of up to $1,500,000, of which $1,300,000 was outstanding at December 31, 2004. The loan is secured by the Bank's issued and outstanding common stock; it carries a rate of "Bloomberg Money Rates" index plus 1.85%. The loan provides for interest-only quarterly payments until maturity, or January 27, 2006, when principal is due. Funds utilized from this indebtedness will supplement the Bank's capital accounts or pay the interest obligations.

     During calendar years 2004 and 2003, the Bank obtained several funding advances from the Federal Home Loan Bank (the "FHLB"). The rate of interest is determined daily. The Bank may return the funds to the FHLB at any time and without a penalty. The above funds are secured by a blanket lien on all residential mortgages held by the Bank. The outstanding balance on the above funding advances amounted to $5,000,000 and $2,000,000, respectively, at December 31, 2004 and 2003.

Note 11 - Interest on Deposits and Borrowings

     A summary of interest expense for the years ended December 31, 2004 and 2003 follows:

	December 31,
	2004	2003
Interest on NOW accounts	$15,738	$12,537
Interest on money market accounts	417,801	181,657
Interest on savings accounts	59,527	59,677
Interest on CDs under 100,000	1,282,309	1,098,768
Interest on CDs $100,000 and over	383,148	505,590
Interest on borrowings	54,859	25,662
Total interest on deposits and borrowings	$2,213,382	$1,883,891

Note 12 - Other Operating Expenses

     A summary of other operating expenses for the years ended December 31, 2004 and 2003 follows:

	December 31,
	2004	2003
Postage and courier	$72,053	$62,540
Advertising and promotion	103,962	76,679
Taxes and insurance	111,107	136,867
Utilities and telephone	53,146	54,542
Supplies and printing	96,972	84,799
Rent expense	103,671	100,487
Other	202,916	135,491
Total other operating expenses	$743,827	$651,405

Note 13 - Income Taxes

     As of December 31, 2004 and 2003, the Company's provision for income taxes consisted of the following:

	December 31,
	2004		2003
Current provision	$412,515	$	$42,028
Deferred provision (benefit)	(232,515)		(42,028)
Income tax expense	$180,000	$	$0

     The provisions for income taxes applicable to income before taxes for the years ended December 31, 2004 and 2003 differ from amounts computed by applying the statutory federal income tax rates to income before taxes. A reconciliation of statutory income taxes to the Company's actual income tax provision follows:

	December 31,
	2004		2003
Federal statutory income tax rate	$350,638	$	$104,811
State income tax, net of Federal benefit	58,474		14,168
Change in valuation allowance	(213,515)		(114,486)
Other	3,403		(4,493)
Income tax expense	$180,000	$	$0

     The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 2004 and 2003 are presented below:

	December 31,
	2004		2003
Deferred tax assets:
Allowance for loan losses	$319,600		$238,000
Net operating loss carryforward	37,862		263,284
Organization costs	- -		6,345
Other	- -		748
Unrealized gain, AFS securities	43,362		20,337
Gross deferred tax assets	400,824		528,714
Less: Valuation allowance	(275,862)		(508,377)
Net deferred tax asset/(liability)	$124,962	$	$20,337

     There was a net change in the valuation allowance during calendar years 2004 and 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2004.

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

     A summary of the options/warrants activity for the years ended December 31, 2004 and 2003 is presented below.

	Number of Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2002	280,380		$5.57

Granted during 2003	313,138		$7.00
Exercised during 2003	- -		- -
Forfeited during 2003	- -		- -
Outstanding, December 31, 2003	593,518		$6.32
Granted during 2004	- -	$	- -
Exercised during 2004	(12,409)		6.77
Forfeited during 2004	- -		- -
Outstanding, December 31, 2004	581,109		$6.31

     At December 31, 2004, the total options/warrants outstanding and exercisable were as follows:

Options/Warrants Outstanding				Options/Warrants Exercisable
Range of Prices	Number Outstanding	Weighted Average Remaining Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50 to $7.00	581,109	2.7	$6.31	581,109	$6,31

     Using the BLSC Model, more fully described under Note 2, the weighted-average fair values of warrants/options granted in 2004 and 2003 were $0.00 and $0.01 respectively. No warrants/options were granted during calendar year 2004.

     Lease of a Branch Office. On February 9, 2001, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the "Partnership") to lease approximately 3,800 square-feet of a new office building. Four of the Company's board members are also the majority owners of the Partnership. The lease, which commenced on June 1, 2001, is for a period of 10 years with two consecutive five-year extensions. In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments that may be levied against the property. The total monthly payment approximates $7,900, an amount that was paid beginning with the September 1, 2001 payment. From June 1, 2001 through August 31, 2001, the Bank paid $3,000 per month to lease only the land. The monthly lease payments will increase by 3% on the date of each anniversary. For the years ended December 31, 2004 and 2003, expenses associated with this lease amounted to $103,671 and $100,487, respectively.

     As of December 31, 2004, the future minimum lease commitments are as follows:

Year Ending December 31,	Amount
2005 2006 2007 2008 2009 Thereafter Total	$ $	105,590 108,758 112,021 115,386 118,858 174,188 734,801

     Payments to Directors. A director received $17,597 and $24,864 for products and services sold to the Company during the years ended December 31, 2004 and 2003, respectively. Fees to directors during the years ended December 31, 2004 and 2003 amounted to $58,200 and $24,000, respectively.

     Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 2004 and 2003, loans outstanding to directors, their related interests and executive officers aggregated $2,540,006 and $3,321,208, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

     A summary of the related party loan transactions during the calendar years 2004 and 2003 follows:

	Insider Loan Transactions
	2004	2003
Balance, beginning of year	$3,321,208	$2,580,276
New loans	757,958	1,475,881
Less: Principal reductions	(1,539,160)	(734,949)
Balance, end of year	$2,540,006	$3,321,208

     Deposits by directors and their related interests, as of December 31, 2004 and 2003 approximated $2,981,439 and $3,109,130, respectively.

Note 15 - Concentrations of Credit

     The Company originates primarily commercial, residential, and consumer loans to customers in Manatee County, Florida, and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Manatee County and the surrounding counties.

     Seventy-three percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth under Note 5.

     The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank's statutory capital, or approximately $2,175,000 at December 31, 2004.

Note 16 - Regulatory Matters

     The Company is governed by various regulatory agencies. The FRB regulates bank holding companies and their nonbanking subsidiaries. The Bank was chartered by the State of Florida and is a member of the Federal Reserve System. As such, the Bank is regulated by the Florida's Comptroller Office and by the FRB.

     Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank. The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2004, none of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval.

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

     Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank, as of December 31, 2004, meet all capital adequacy requirements to which they are subject.

     As of December 31, 2004, the Bank was considered to be Well Capitalized. There are no conditions or events since December 31, 2004 that management believes have changed the Bank's Adequately Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio Tier 1 risk-based capital ratio Tier 1 leverage ratio	8.0% 4.0% 4.0%	10.0% 6.0% 5.0%

     The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2004: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$9,583 8,373	10.9% 9.5%	$7,040 7,040	> >	8% 8%	$8,800 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$8,643 7,433	9.8% 8.5%	$3,520 3,520	> >	4% 4%	$5,280 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$8,643 7,433	7.2% 6.2%	$4,795 4,795	> >	4% 4%	$5,994 N/A	>	5% N/A
Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2003: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$7,171 7,280	9.2% 9.4%	$6,209 6,209	> >	8% 8%	$7,762 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$6,471 6,580	8.3% 8.5%	$3,105 3,105	> >	4% 4%	$4,657 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$6,471 6,580	8.0% 8.1%	$3,234 3,234	> >	4% 4%	$4,043 N/A	>	5% N/A

Note 17 - Fair Value of Financial Instruments

     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, "Disclosure about Fair Values of Financial Instruments", excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

     Cash and Due from Banks and Federal Funds Sold. The carrying amounts of cash and due from banks and federal funds sold approximate their fair value.

     Available-for-Sale Securities. Fair values for securities are based on quoted market prices. Fair value for FRB stock and FHLB stock approximate their carrying values based on their redemption provisions.

     Loans. The fair values of the Company's loans and lease financing have been estimated using two methods: (1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and (2) for all other loans, the discounting of projected future cash flows. When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end. In addition, when computing the estimated fair values for all loans, the allowance for loan losses is subtracted from the calculated fair values for consideration of credit issues.

     Accrued Interest Receivable. The carrying amount of accrued interest receivable approximates the fair value.

     Deposits. The carrying amounts of demand deposits and savings deposits approximate their fair values. The methodologies used to estimate the fair values of all other deposits are similar to the two methods used to estimate the fair values of loans. Deposits are pooled in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products at year end.

     Borrowings. The fair value of borrowings are estimated by discounting future cash flows using current market rates for similar types of borrowing arrangements.

     Accrued Interest Payable. The carrying amount of accrued interest payable approximates the fair value.

     Off-Balance Sheet Instruments. Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

     The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2004. The information presented is based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$5,242,270	$5,242,270
Federal funds sold	0	0
Securities available-for-sale	13,101,597	13,101,597
Loans, net	101,779,851	101,714,120
Accrued interest receivable	492,056	492,056

Financial liabilities:
Deposits	$108,670,842	$108,588,412
Borrowings	6,300,000	6,300,000
Accrued interest payable	5,242,270	35,957

Note 18 - Dividends

     The primary source of funds available to the Company to honor its financial obligations and pay cash dividends to its shareholders is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the years ended December 31, 2004 and 2003, no dividends were paid to shareholders.

Note 19 - Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
	December 31,
Assets	2004	2003
Cash	$136,811	$141,463
Investment in Bank	8,645,296	6,431,667
Other Assets	406	111
Total Assets	$8,782,513	$6,573,241
Liabilities and Shareholders' Equity:
Accounts payable	$47,087	$33,000
Borrowings	1,300,000	- -
Total Liabilities	$1,347,087	$33,000
Common stock	$15,058	$14,934
Paid-in-capital	8,122,988	8,039,148
Retained (deficit)	(623,076)	(1,474,364)
Accumulated comprehensive income	(79,544)	(39,477)
Total Shareholders' equity	$7,435,426	$6,540,241
Total Liabilities and Shareholders' equity	$8,782,513	$6,573,241

Parent Company Statements of Income
	December 31,
	2004	2003
Interest income	$1,355	$6,386
Miscellaneous expense	(103,761)	(106,733)
Income/(loss) before income tax, and equity in undistributed (loss) of the Bank	$(102,406)	$(100,347)
Income tax expense	- -	- -
(Loss) before equity in undistributed (loss) of the Bank	$(102,406)	$(100,347)
Equity in undistributed income of the Bank	953,694	408,616
Net income/(loss)	$851,288	$308,269
Parent Company Statements of Cash Flows
	Year Ended December 31,
Cash flows from operating activities:	2004	2003
Net income	$851,288	$308,269
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(953,694)	(408,616)
Change in other assets	(295)	2,632
Change in other liabilities	14,085	21,756
Net cash used by operating activities	$(88,616)	$(75,959)

Cash flows from investing activities:
Investment in Bank	$(1,300,000)	$(1,400,000)
Net cash used by investing activities	$(1,300,000)	$(1,400,000)

Cash flows from financing activities:
Sale of stock	$83,964	$2,043,012
Increase in borrowings	1,300,000	(439,898)
Net cash provided by financing activities	$1,383,964	$1,603,114

Net (decrease) in cash and cash equivalents	$(4,652)	$127,155
Cash and cash equivalents, beginning of year	141,463	14,308
Cash and cash equivalents, end of year	$136,811	$141,463

Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

     The Registrant did not change accountants in 2004 and continues to use the independent accounting firm of Francis & Company, CPAs.

Item 8A.	Controls and Procedures.

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

     There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B.	Other Information

     There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2004, but was not reported.

PART III
Item 9.	Directors and Executive Officers of the Registrant.

     The Company has adopted a Code of Ethics for directors and officers, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. Shareholders and any others may request a free copy of the Company's Code of Conduct by writing to Horizon Bancorporation, Inc., 900 53rd Avenue East, Bradenton, Florida 34203, Attention: Charles S. Conoley.

     The remaining information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2005 annual meeting, including the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10.	Executive Compensation.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2005 annual meeting, including the information set forth under the caption "Executive Compensation."

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2005 annual meeting, including the information set forth under the captions "Beneficial Ownership of the Company's Common Stock."

Item 12.	Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2005 annual meeting, including the information set forth under the caption "Certain Relationships and Related Transactions."

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
The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2004.
Item 14.	Principal Accountant Fees and Services.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2005 annual meeting, including the information set forth under the caption "Fees Paid to Independent Auditors."

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON BANCORPORATION, INC.
(Registrant)

BY:   /S/ Charles S. Conoley
          Charles S. Conoley, President and Chief Executive Officer
          (Principal Executive Officer)

          /S/ Kathleen M. Jepson
          Kathleen M. Jepson, Senior Vice President and Chief
          Financial Officer
           (Principal Financial Officer and Principal Accounting Officer)

Date:   March 31, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Thomas C. Bennett, Jr. Thomas C. Bennett, Jr.	Director	March 31, 2005
/S/ Charles S. Conoley Charles S. Conoley	President, Chief Executive Officer and Director	March 31, 2005
/S/ Michael Shannon Glasgow Michael Shannon Glasgow	Director	March 31, 2005
/S/ Barclay Kirkland, D.D.S. Barclay Kirkland, D.D.S.	Director	March 31, 2005
/S/ C. Donald Miller, Jr. C. Donald Miller, Jr.	Director	March 31, 2005
/S/ David K. Scherer David K. Scherer	Director	March 31, 2005
/S/ Bruce E. Shackelford Bruce E. Shackelford	Director	March 31, 2005
/S/ Elizabeth Thomason, D.M.D. Elizabeth Thomason, D.M.D.	Director	March 31, 2005
/S/ Mary Ann P. Turner Mary Ann P. Turner	Chairman of the Board of Directors	March 31, 2005
/S/ Clarence R. Urban Clarence R. Urban	Director	March 31, 2005