Form 10QSB
period 2005-03-31
HORIZON BANCORPORATION INC
filed 2005-05-06
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
Commission File No. 333-71773

HORIZON BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter)
Florida (State of Incorporation)	65-0840565 (I.R.S. Employer Identification No.)

900 53rd Avenue East, Bradenton, Florida 34203
(Address of Principal Executive Offices)

(941) 753-2265
(Issuer's Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common Stock Issued and Outstanding as of April 30, 2005

Common stock, $0.01 Par value

1,520,841 Shares

----------------------------------------------------------------------------------

Index
Part I	Financial Information
Item 1.	Financail Statements (unaudited)
Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004
Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004
Consolidated Statements of Changes in Shareholders Equity for the Three Month Periods Ended March 31, 2004 and 2005
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Controls and Procedures

Part II.	Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Shareholders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

----------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets
ASSETS
	March 31, 2005 (Unaudited)	December 31, 2004
Cash and due from banks Federal funds sold Total cash and cash equivalents	$6,257,233 925,0000 $7,182,233	$5,242,270 - - $5,242,270
Securities Available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	12,570,987 108,145,833 1,962,405 706,798 $130,568,256	13,101,597 101,779,851 1,975,351 __698,463 $122,797,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Deposits: Non-interest bearing deposits Interest bearing deposits Total deposits Federal Home Loan Bank Borrowings Note payable Other liabilities Total Liabilities	$ 11,362,339 107,7990,608 $119,152,947 2,000,000 1,300,000 362,293 $122,815,240	$ 8,557,295 100,113,547 $108,670,842 5,000,000 1,300,000 391,264 $115,362,106
Commitments and contingencies
Stockholders' Equity: Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$ _ _	$ _ _
Common stock, $.01 par value 25,000,000 shares authorized; 1m520m841 shares issued and outstanding at March 31m, 2005 and 1,505,857 shares issued and outstanding at December 31, 2004	15,208	15,208
Paid-in-capital	8,216,166	8,122,988
Retained (deficit)	(310,955)	(623,076)
Accumulated other comprehensive income, NET OF TAX	(167,403)	(79,544)
Total Stockholders' Equity	$ 7,7533,016	$ 7,435,426
Total Liabilities and Stockholders' Equity	$130,568,256	$122,797,532

(Refer to notes to the consolidated financial statements)

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Income/Operations
(Unaudited)
	For the three months ended March 31,
Interest Income:	2005	2004
Interest and fees on loans	$1,720,932	$1,707,667
Interest on investment securities	179,391	127,261
Interest on federal funds sold	9,304	1,664
Total interest income	$1,909,627	$1,413,450
Interest Expense:
Interest on deposits	636,067	487,100
Interest on borrowings	32,391	9,563
Total interest expense	668,458	496,663
Net interest income	1,241,169	916,787
Provision for possible loan losses	110,000	120,544
Net interest income after provision for possible loan losses	$1,131,169	$ 796,243

Other income:
Gain/(Loss) on sale of assets	$ 102,374	$ (15,703)
Service fees on deposit accounts	31,327	46,269
Miscellaneous, other	24,581	12,789
Total other income	$158,282	$43,355

Other Expenses: Salaries and wages Professional fees Depreciation and amortization Data processing Repairs, maintenance Other operating expenses	$379,291 32,567 29,232 71,527 11,490 223,148	$274,067 29,912 43,975 64,883 11,043 308,754
Total other expenses	$747,255	$732,634
Income before income taxes	$542,196	$106,964
Income tax	230,075	- -
Net income	$312,121	$106,964
Basic income per share	$.21	$.07
Diluted income per share	$.19	$.07

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended March 31,
	2005	2004
Net cash provided (used) by operating activities	$453,924	$440,916
Cash flows from investing activities
Available for sale securities:
Loan originations, net	(6,475,982)	(8,794,731)
Property and equipment expenditures, net	(16,286)	(122,476)
Purchase of securities available for sale	(8,376)	(52,500)
Proceeds from maturities and principal repayments of Securities available for sale	276,250	248,194
Sale/(Purchase)of Federal Home Loan Bank stock	135,000	- -
Net cash provided (used) by investing activities	$(6,089,394)	$(8,721,513)
Cash flows from financing activities
Increase in deposits	10,482,105	11,732,347
Increase/(Decrease) in borrowings	(3,000,000)	(1,000,000)
Proceeds from exercise of stock options/warrants	93,328	-------
Net cash provided by financing activities	$ 7,575,433	$10,732,347
Net change in cash and cash equivalents	1,939,962	2,451,750
Cash and cash equivalents at beginning of period	5,242,270	2,938,786
Cash and cash equivalents at end of period	$ 7,182,233	$ 5,390,536

See accompanying notes to consolidated financial statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three month periods ended March 31, 2005 and 2004
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2003	1,493,448	$14,934	$8,039,148	$(1,474,364)	$(39,477)	$6,540,241
Comprehensive Income: Net income, three-month period ended March 31, 2004	- -	$ - 0 -	$ - 0 -	$ 106,964	- -	$ 106,964
Unrealized (loss), securities Net of Tax	- -	$ - 0 -	$ - 0 -	$ - 0 -	$ 41,251	$ 41,2515
Total comprehensive income Net of tax	- -	$ - 0 -	$ - 0 -	$106,964	$ 41,251	$148,215
Sale of Stock	- -	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -
Balance, March 31, 2004	1,493,448	$ 14,934	$8,039,148	$(1,367,400)	$ 1,774	$6,688,456
Balance, December 31, 2004	1,505,857	$15,058	$8,122,988	$(623,076)	$(79,544)	$7,435,426
Comprehensive Income: Net income, three-month period ended March 31, 2005	- -	$ - 0 -	$ - 0 -	$312,121	$ - 0 -	$312,121
Unrealized (loss), securities Net of tax	- -	$ - 0 -	$ - 0 -	$ - 0 -	$(87,859)	$(87,859)
Total comprehensive income Net of tax	- -	$ - 0 -	$ - 0 -	$312,121	$(87,859)	$224,262
Sale of Stock	14,984	$ 150	$ 93,178	$ -0-	$ -0-	$ 93,328
Balance, March 31, 2005	1,520,841	$15,208	$8,216,166	$(310,955)	$(167,403)	$7,753,016)

Refer to notes to the consolidated financial statements.

Horizon Bancorporation, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 2004.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2005, and December 31, 2004, there were 1,520,841 and 1,505,857 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2005 and December 31, 2004, there were no shares of the Company's preferred stock issued or outstanding.

Note 3 -Recent Accounting Pronouncements

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

Note 4 - Securities Available-for-Sale

The amortized costs and estimated market values of securities available-for-sale as of March 31, 2005 follow:
Description	Gross Amortized Costs	Unrealized		Estimated Market Values
		Gains	Losses
U.S. Agency	$ 2,110,000	$- 0 -	$(72,858)	$ 2,037,142
Collateralized Mortgage Obligations	4,024,038	-0-	(175,901)	3,848,137
Mortgage-Backed Securities	549,043	3,217	(12,813)	539,447
Trust-Preferred Securities	5,500,000	- -	- -	5,500,000
Other Securities	646,261	- -	- -	646,261
Total Securities	$12,829,342	$ 3,217	$(261,572)	$12,570,987

     Other securities include equity investments in other banks whose sole owners are other financial institutions. None of the above equity investments are available to the general public.

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 2004 follow:
Description	Amortized Costs	Unrealized		Estimated Market Values
		Gains	Losses
U.S. Agency	$ 2,110,000	$ 4,107	$(56,000)	$ 2,058,107
Collateralized Mortgage Obligations	4,243,760	3,936	(80,849)	4,166,847
Mortgage-Backed Securities	602,487	7,543	(6,272)	603,758
Trust-Preferred Securities	5,500,000	- -	- -	5,500,000
Other Securities	772,885	- -	- -	772,885
Total Securities	$13,2 29,132	$15,586	$(143,121)	$13,101,597

     The amortized costs and estimated market values of securities available-for-sale at March 31, 2005 by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due after five through ten years	$ 1,110,000	$ 1,101,342
Due after ten years	11,073,081	10,823,384
No maturity (equity securities)	646,261	646,261
Total securities	$12,829,342	$12,570,987

     At March 31, 2005 and December 31, 2004, none of the securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law. No securities were sold during the first three months of 2005 and calendar year 2004.

Information pertaining to securities with gross unrealized losses at March 31, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:
	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Collateralized Mortgage obligations	$2,379,325	$(99,184)	$ 830,870	$(76,717)	$3,210,195	$(175,901)
Mortgage backed securities	- -	- -	374,504	(12,813)	374,504	(12,813)
U.S. Agency securities	$1,101,342	$(8,658)	935,800	(64,200)	2,037,142	(72,858)
Total	$3,480,667	$(107,842)	$2,141,174	$(153,730)	$5,621,841	$(261,572)

     At March 31, 2005, unrealized losses in the securities portfolio amounted to $261,572 representing 2.08% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

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

For calendar year 2005, the Company expects general rates to increase. The net yield on earning assets at 4.16% is healthy. The strategy for 2005 is to keep the net yield at or above 4%, but expand the earning asset base while providing competitive products to our deposit clients. In addition, expense control and growth in non-interest income are also desirable objectives for 2005. Additionally, there are a number of initiatives that are expected to contribute to 2005 and beyond. These initiatives include:

  the Bank identified a branch location in downtown Palmetto, and plans to open the branch during the latter part of 2005; and

  investment in additional new business development capabilities and process improvements within the lending area.

Results of Operations

Net income for the three-month period ended March 31, 2005 amounted to $312,121, or $.19 per diluted share. For the three-month period ended March 31, 2004, net income amounted to $106,964, or $.07 per diluted share. Following is a brief discussion concerning the Company's operational results for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004.

  Interest income, which represents interest received on interest earning assets, increased from $1,413,450 for the three-month period ended March 31, 2004, to $1,909,627 for the three-month period ended March 31, 2005 an increase of $496,177, or 35%. The cost of funds, which represents interest paid on deposits and borrowings, increased from $496,663 for the three-month period ended March 31, 2004 to $668,458 for the three-month period ended March 31, 2005, an increase of $171,795, or 34.6%. For the three-month period ended March 31, 2005, the growth in interest income outpaced the growth in the cost of funds resulting in an increase in net interest income, from $916,787 for the three-month period ended March 31, 2004, to $1,241,169 for the three-month period ended March 31, 2005.

Net interest yield, defined as net interest income divided by average interest earning assets, increased from 4.09% during the three-month period ended March 31, 2004 to 4.16% during the three-month period ended March 31, 2005. This increase of 7 basis points is indicative of management's philosophy to keep the margin at or above 4% while expanding the earning asset base and providing competitive products for deposit clients. Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2005.
Description	Avg./Assets Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds	1,536	9	1.10%
Securities	12,962	179	4.71%
Loans	104,951	1,721	6.57%
Total	$119,449	$ 1,909	6.30%
Borrowings	$ 4,478	$ 32	2.86%
Transactional accounts	38,040	157	1.65%
Savings	5,300	15	1.13%
Time Deposits	61,042	464	3.04%
Total	$108,860	$ 668	2.45%
Net interest income		$ 1,241
Net yield on earning assets			4.16%

  For the three-month period ended March 31, 2005, non-interest income amounted to $158,282 or .12% of average assets. By comparison, non interest income for three-month period ended March 31, 2004 amounted to $43,355, or .05% of average assets. The primary reason for the increase in non-interest income as a percent of average assets is due to the fact that the Bank realized a gain on sale of loans of $102,374 for the three month period ended March 31, 2005 as compared to a loss on the sale of other assets of ($15,703) for the three month period ended March 31, 2004.

  For the three-month period ended March 31, 2005, non-interest expense amounted to $747,255, or .59% of average assets. By comparison, for the three-month period ended March 31, 2004, non interest expense amounted to $732,634, or .77% of average assets. This decline in operating expense as a percent of average assets is due primarily to the improvement of operational efficiencies.

       During the three-month period ended March 31, 2005, the allowance for loan losses increased by $136,000, to $1,076,000. The allowance for loan losses as a percentage of gross loans increased from .92% at December 31, 2004 to .99% at March 31, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

       Total assets increased by $7.8 million, to $130.6 million during the three-month period ended March 31, 2005. More specifically, cash and cash equivalents increased by $1.9 million, to $7.1 million; securities decreased by $.5 million, to $12.6 million; gross loans increased by $6.5 million, to $109.2 million; and all other assets decreased by $.4 million, to $2.7 million. To fund the $7.8 million increase in assets, customer deposits were increased by $10.5 million, to $119.2 million, borrowings were reduced by $3.0 million, to $3.3 million, and the capital accounts were increased by $.3 million, to $7.7 million.

Liquidity and Sources of Capital

       Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $7.2 million, representing 5.5% of total assets. Investment securities, which amounted to $12.6 million or 9.7% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:
	Bank's March 31, 2005	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	7.1% 10.6%	4.0% 8.0%

       With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.1% and risk weighted ratio of 10.7% are above the required minimum.

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
31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	During the quarter ended March 30, 2005, the registrant filed the following reports on Form 8K:
	Date	Item	Description
	February 24, 2005	2.02 and	Announcing preliminary financial results for fiscal year ended December 31, 2004
		5.02	Announcing and the hiring of Kathleen Jepson as CFO.
	April 18, 2005	2.02 and 9.01	Announcing unaudited results for quarter ended March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ Kathleen M. Jepson Kathleen M. Jepson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 6, 2005