Form 10QSB/A
period 2005-03-31
HORIZON BANCORPORATION INC
filed 2005-05-10
CIK 1074458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB
(Amended)

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Horizon Bancorporation, Inc.
Bradenton, Florida
Balance Sheets
ASSETS
	March 31, 2005 (Unaudited)	December 31, 2004
Cash and due from banks Federal funds sold Total cash and cash equivalents	$6,257,233 925,000 $7,182,233	$5,242,270 - - $5,242,270
Securities Available for sale, at fair value Loans, net Property and equipment, net Other assets Total Assets	12,570,987 108,145,833 1,962,405 706,798 $130,568,256	13,101,597 101,779,851 1,975,351 __698,463 $122,797,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Deposits: Non-interest bearing deposits Interest bearing deposits Total deposits Federal Home Loan Bank Borrowings Note payable Other liabilities Total Liabilities	$ 11,362,339 107,790,608 $119,152,947 2,000,000 1,300,000 362,293 $122,815,240	$ 8,557,295 100,113,547 $108,670,842 5,000,000 1,300,000 391,264 $115,362,106
Commitments and contingencies
Stockholders' Equity: Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$ _ _	$ _ _
Common stock, $.01 par value 25,000,000 shares authorized; 1m520m841 shares issued and outstanding at March 31m, 2005 and 1,505,857 shares issued and outstanding at December 31, 2004	15,208	15,058
Paid-in-capital	8,216,166	8,122,988
Retained (deficit)	(310,955)	(623,076)
Accumulated other comprehensive income, NET OF TAX	(167,403)	(79,544)
Total Stockholders' Equity	$ 7,753,016	$ 7,435,426
Total Liabilities and Stockholders' Equity	$130,568,256	$122,797,532

(Refer to notes to the consolidated financial statements)

Horizon Bancorporation, Inc.
Bradenton, Florida
Consolidated Statements of Income/Operations
(Unaudited)
	For the three months ended March 31,
Interest Income:	2005	2004
Interest and fees on loans	$1,720,932	$1,284,525
Interest on investment securities	179,391	127,261
Interest on federal funds sold	9,304	1,664
Total interest income	$1,909,627	$1,413,450
Interest Expense:
Interest on deposits	636,067	487,100
Interest on borrowings	32,391	9,563
Total interest expense	668,458	496,663
Net interest income	1,241,169	916,787
Provision for possible loan losses	110,000	120,544
Net interest income after provision for possible loan losses	$1,131,169	$ 796,243

Other income:
Gain/(Loss) on sale of assets	$ 102,374	$ (15,703)
Service fees on deposit accounts	31,327	46,269
Miscellaneous, other	24,581	12,789
Total other income	$158,282	$43,355

Other Expenses: Salaries and wages Professional fees Depreciation and amortization Data processing Repairs, maintenance Other operating expenses	$379,291 32,567 29,232 71,527 11,490 223,148	$274,067 29,912 43,975 64,883 11,043 308,754
Total other expenses	$747,255	$732,634
Income before income taxes	$542,196	$106,964
Income tax	230,075	- -
Net income	$312,121	$106,964
Basic income per share	$.21	$.07
Diluted income per share	$.19	$.07

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
	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2003	1,493,448	$14,934	$8,039,148	$(1,474,364)	$(39,477)	$6,540,241
Comprehensive Income: Net income, three-month period ended March 31, 2004	- -	$ - 0 -	$ - 0 -	$ 106,964	- -	$ 106,964
Unrealized (loss), securities Net of Tax	- -	$ - 0 -	$ - 0 -	$ - 0 -	$ 41,251	$ 41,2515
Total comprehensive income Net of tax	- -	$ - 0 -	$ - 0 -	$106,964	$ 41,251	$148,215
Sale of Stock	- -	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -
Balance, March 31, 2004	1,493,448	$ 14,934	$8,039,148	$(1,367,400)	$ 1,774	$6,688,456
Balance, December 31, 2004	1,505,857	$15,058	$8,122,988	$(623,076)	$(79,544)	$7,435,426
Comprehensive Income: Net income, three-month period ended March 31, 2005	- -	$ - 0 -	$ - 0 -	$312,121	$ - 0 -	$312,121
Unrealized (loss), securities Net of tax	- -	$ - 0 -	$ - 0 -	$ - 0 -	$(87,859)	$(87,859)
Total comprehensive income Net of tax	- -	$ - 0 -	$ - 0 -	$312,121	$(87,859)	$224,262
Sale of Stock	14,984	$ 150	$ 93,178	$ -0-	$ -0-	$ 93,328
Balance, March 31, 2005	1,520,841	$15,208	$8,216,166	$(310,955)	$(167,403)	$7,753,016

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.
HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ Kathleen M. Jepson Kathleen M. Jepson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 9, 2005