Form 10QSB
period 2005-06-30
HORIZON BANCORPORATION INC
filed 2005-08-15
CIK 1074458

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X]	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

Or

[ ]	Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number 333-71773

Horizon Bancorporation, Inc,.
(Exact name of registrant as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0840545 (IRS Employer Identification No.)

900 53rd Avenue East
Bradenton, Florida 34203
(Address of Principal Executive Offices)

941-753-2265
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of August 12, 2005

Common stock, $0.01 Par value . . . . . . . . . . . . . . . . . . . . . .1,800,625 Shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 2,912,525	$ 5,242,270
Federal funds sold	-------0----	-----0------
Total cash and cash equivalents	2,912,525	5,242,270
Securities available for sale, at fair value	13,498,996	13,101,597
Securities held to maturity	885,000	------0-----
Loans, net	113,649,796	101,779,851
Premises and equipment, net	2,022,344	1,975,351
Other assets	1,589,836	698,463
	$ 134,558,497	$ 122,797,532

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 9,707,492	$ 8,557,295
Interest-bearing	107,664,134	100,113,547
Total deposits	117,371,626	108,670,842
Federal Home Loan Bank borrowings	6,500,000	5,000,000
Fed Funds Purchased	457,786	-----0-----
Note Payable	300,000	1,300,000
Other liabilities	370,165	391,264
Total liabilities	124,999,577	115,362,106
Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value 25,000,000 shares authorized; 1,711,884 issued and outstanding at June 30, 2005 and 1,505,857 shares issued and outstanding at December 31, 2004
	17.119	15,058
Additional paid in capital	9,536,384	8,122,988
Retained deficit	(6,240)	(623,076)
Accumulated other comprehensive income (loss), net of tax	11,657	(79,544)
Total shareholders' equity	9,558,920	7,435,426
	$ 134,558,497	$ 122,797,532

HORIZON BANCORPORATION, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$1,907,942	$1,425,397	$3,628,874	$2,709,922
Investment securities	187,905	139,551	367,296	266,812
Federal funds sold and overnight accounts	9,362	3,577	18,666	5,241
Total interest income	2,105,209	1,568,525	4,014,836	2,981,975
Interest expense
Deposits	725,372	530,153	1,361,439	1,017,253
Other borrowings	28,740	7,344	61,131	16,907
Total interest expense	754,112	537,497	1,422,570	1,034,160
Net interest income	1,351,097	1,031,028	2,592,266	1,947,815
Provision for loan losses	90,000	65,635	200,000	186,179
Net interest income after provision for loan losses	1,261,097	965,393	2,392,266	1,761,636
Noninterest income
Gain/(loss) on sales of loans	-----0-----	(87,190)	102,374	(114,360)
Service charges on deposit accounts	34,348	41,490	65,675	87,759
Gain on sale of other assets, net	-----0-----	-----0-----	----0----	11,467
Other income	21,971	10,970	46,552	23,759
Total noninterest income	56,319	(34,730)	214,601	8,625
Noninterest expense
Compensation and employee benefits	418,910	361,085	798,201	719,117
Professional fees	31,384	79,339	63,951	109,251
Depreciation & amortization	34,385	45,949	63,617	89,924
Data processing	68,074	68,043	139,601	132,926
Repairs & maintenance	7,665	4,840	19,155	15,883
Other noninterest expense	237,440	213,989	460,588	438,778
Total noninterest expense	797,858	773,245	1,545,113	1,505,879
Income before income taxes	519,558	157,418	1,061,754	264,382
Income tax expense	214,843	-----0----	444,918	-----0-----
Net Income	$ 304,715	$ 157,418	$ 616,836	$ 264,382
Basic earnings per share	$ 0.19	$ 0.11	$ 0.40	$ 0.18
Diluted earnings per share	0.18	0.10	0.38	0.17

HORIZON BANCORPORATION, INC.

Consolidated Statements of Cash Flows (Unaudited)

	2005	2004
Cash flows from operating activities
Net cash provided by operating activities	$ 333,811	$ 777,444

Cash flows from investing activities
Loan originations, net	(11,772,319)	(16,267,779)
Property and equipment expenditures, net	(46,993)	(137,453)
Purchase of securities available for sale	(1,470,911)	(3,006,527)
Purchase of securities held to maturity	(885,000)	-----0----
Proceeds from maturities and principal repayments
of securities available for sale	573,340	810,319
Purchase Federal Home Loan Bank Stock	(135,700)	-----0-----
Net cash provided (used) by investing activities	(13,737,583)	(18,601,440)

Cash flows from financing activities
Increase in deposits	8,700,784	19,523,717
Increase in Federal Home Loan Bank borrowings	1,500,000	800,000
Decrease in note payable	(1,000,000)	-----0-----
Increase in Fed Funds Purchased	457,786	-----0-----
Proceeds from exercise of stock options/warrants	1,415,457	25,558
Net cash provided by financing activities	11,074,027	20,349,275

Net change in cash and cash equivalents	(2,329,745)	2,525,279

Cash and cash equivalents at beginning of period	5,242,270	2,938,786

Cash and cash equivalents at end of period	$ 2,912,525	$ 5,464,065

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2004 and 2005

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2003	1,493,448	$14,934	$8,039,148	$(1,474,364)	$(39,477)	$6,540,241
Exercise of 3,651 warrants	3,651	$37	$25,521			$25,558
Comprehensive Income: Net income, six-month period ended June 30, 2004	- -	- -	- -	264,382	- -	264,382
Net unrealized loss on securities, six-month period ended June 30, 2004 Total comprehensive income	- - - -	- - - -	- - - -	- - 264,382	(183,922) (183,922)	(183,922) 80,460
Balance, June 30, 2004	1,497,099	$ 14,971	$8,064,669	$(1,209,982)	$(223,399)	$6,646,259
------------------------------------------
Balance, December 31, 2004	1,505,857	$15,058	$8,122,988	$(623,076)	$(79,544)	$7,435,426
Exercise of warrants & stock options	206,027	$2,061	$1,413,396			$1,415,457
Comprehensive Income: Net income, six-month period ended June 30, 2005	- -	- -	- -	616,836	- -	616,836
Net unrealized loss on securities, six-month period ended June 30, 2005 Total comprehensive income	- - - -	- - - -	- - - -	- - 616,836	91,201 91,201	91,201 708,037
Balance, June 30, 2005	1,711,884	$ 17,119	$9,536,384	$(6,240)	$11,657	$9,558,920

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in Form 10-KSB for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2005, and December 31, 2004, there were 1,711,884 and 1,505,857 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2005 and December 31, 2004, there were no shares of the Company's preferred stock issued or outstanding.

Note 3 - Loans Receivable

Loans receivable consist of the following:

	June 30, 2005	December 31, 2004
Commercial, commercial real estate, financial and agricultural	$ 73,285,024	$ 62,879,182
Real estate - construction	5,419,725	4,874,354
Real estate - residential mortgages	30,997,250	30,212,319
Consumer loans	5,049,349	4,753,996
	114,751,348	102,719,851
Deduct allowance for loan losses	(1,101,552)	(940,000)

Loans receivable, net	$113,649,796	$101,779,851

Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2005	2004
Balance at beginning of period	$ 1,076,054	$ 760,000
Provision for loan losses	90,000	65,635
Loans charged-off	(64,532)	(635)
Recoveries	30	25,000

Balance at end of period	$ 1,101,552	$ 850,000

     Activity in the allowance for loan losses for the six months ended June 30, are as follows:

	2005	2004
Balance at beginning of period	$ 940,000	$ 700,000
Provision for loan losses	200,000	186,179
Loans charged-off	(64,532)	(63,216)
Recoveries	26,084	27,037
Balance at end of period	$ 1,101,552	$ 850,000

Note 4 - Securities Available for Sale

Information pertaining to securities with gross unrealized losses at June 30, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Collateralized Mortgage obligations	$326,109	$(11,015)	$ 1,489,434	$(11,032)	$1,815,543	$(22,047)
Mortgage backed securities	369,702	(977)	- -	- -	369,702	(977)
U.S. Agency securities	- -	- -	977,500	(22,500)	977,500	(22,500)
Other securities	497,650	(11,059)	---------	----------	497,650	(11,059)
Total	$1,193,461	$(23,051)	$2,466,934	$(33,532)	$3,660,395	$(56,583)

At June 30, 2005, unrealized losses in the securities portfolio amounted to $56,583 representing 0.42% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

Note 5 - Earnings Per Share

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Basic earnings per share
Net income applicable to common stock	$ 304,715	$ 157,418

Weighted average shares outstanding	1,630,650	1,431,073

Basic earnings per share	$ 0.19	$ 0.11
Diluted earnings per share
Net income applicable to common stock	$ 304,715	$ 157,418

Weighted average shares outstanding	1,630,650	1,431,073
Dilutive effect of assumed exercise of stock options/warrants	89,451	143,107
Diluted average shares outstanding	1,720,101	1,574,180

Diluted earnings per share	$ 0.18	$ 0.10

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Basic earnings per share
Net income applicable to common stock	$ 616,836	$ 264,382

Weighted average shares outstanding	1,550,659	1,468,789

Basic earnings per share	$ 0.40	$ 0.18
Diluted earnings per share
Net income applicable to common stock	$ 616,836	$ 264,382
Weighted average shares outstanding	1,550,659	1,468,789
Dilutive effect of assumed exercise of stock options/warrants	78,794	86,399
Diluted average shares outstanding	1,629,453	1,555,188

Diluted earnings per share	$ 0.38	$ 0.17

Note 6 - Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS No. 123R, the Company must measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosure.

On April 14, 2005, the Securities and Exchange Commission (SEC) amended Rule 4.01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC's new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company has determined that it will not adopt SFAS No. 123R until January 1, 2006.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), "Share-Based Payment." SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff's views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees.

The Company had not determined the full impact of adoption of SFAS No. 123R.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

This Form 10-QSB may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Among these risks are regional and national economic conditions, competitive and regulatory factors, legislative changes, mortgage-interest rates, cost and availability of borrowed funds, our ability to sell mortgages in the secondary market, and housing sales and values. These risks and uncertainties are contained in the Company's filings with the SEC, available via EDGAR. The Company assumes no obligation to update forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such forward-looking statements

Overview

The Company currently serves as the holding company of the Bank. The Bank's business activities involve attracting deposits from the general public and using these funds to originate consumer, commercial, and real estate loans, from its two offices in Bradenton, Florida. A third branch in Palmetto is scheduled to open in Fall, 2005.

The Bank's earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; fee income from customers; and gains realized on sales of loans. These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates).

For calendar year 2005, the Company expects general rates to increase. The net yield on earning assets at 4.23 is healthy. The strategy for 2005 is to keep the net yield at or above 4%, but expand the earning asset base while providing competitive products to our deposit clients. In addition, expense control and growth in non-interest income are also desirable objectives for 2005. Also, there are a number of initiatives that are expected to contribute favorably to 2005 and beyond. These initiatives include:

  the Bank identified a branch location in downtown Palmetto, and plans to open the branch during the Fall of 2005; and

  investment in additional new business development capabilities and process improvements within the lending area.

Earnings Performance

The Company reported net income of $305,000 for the quarter ended June 30, 2005, compared to net income of $157,000 for the quarter ended June 30, 2004. Basic and diluted earnings per share was $0.19 and $0.18 per share for the three months ended June 30, 2005, and $0.11 and $0.10 per share for the three months ended June 30, 2004.

For the six months ended June 30, 2005 the Company reported net income of $617,000 compared to net income of $264,000 for the same period in 2004. Basic and diluted earnings per share were $0.40 and $0.38 per share for the six months ended June 30, 2005, compared to earnings of $0.18 and $0.17 for the six months ended June 30, 2004.

Results of Operations

Net Interest Income.

Net interest income was $754 thousand and $538 thousand for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, net interest income was $1.4 million and $1.0 million, respectively. Net interest income increased primarily as a result of increases in the yield on interest-earning assets as well as in average interest-earning assets. This was due to the payoff of lower interest rate loans being replaced with higher yielding loans and investment securities. This was partially offset by an increase in the cost of funds due to higher cost money market deposits and higher cost other borrowings

Average Balance Sheet.

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank.

	Three months ended June 30,
	2005			2004
	Average Volume	Interest	Yield/ Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$ 988	$ 9	3.64%	$ 1,521	$ 3	0.79%
Securities	13,335	188	5.64	11,788	140	4.75
Loans receivable	111,100	1,908	6.87	87,243	1,425	6.53
Total interest-earning assets	125,423	2,105	6.71	100,552	1,568	6.24
Non-earning assets	6,764			5,873
Total assets	$132,187			$106,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transactional accounts	$ 36,074	150	1.66	$28,124	74	1.05
Savings deposits	4,897	14	1.14	4,879	16	1.31
Time deposits	68,732	561	3.26	56,094	440	3.14
Other borrowings	3,205	29	3.62	1,868	7	1.50
Total interest-bearing liabilities	112,908	754	2.67	90,965	537	2.36
Noninterest-bearing liabilities	10,061			8,582
Stockholders' equity	9,218			6,878
Total liabilities and stockholders' equity	$132,187			$106,425
Interest rate spread			4.04%			3.88%
Net interest income and net interest margin		$1,351	4.31%		$1,031	4.10%

	Six months ended June 30,
	2005			2004
	Average Volume	Interest	Yield/ Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$ 1,260	$ 19	3.02%	$ 1,125	$ 5	0.89%
Securities	13,149	367	5.58	11,306	267	4.72
Loans receivable	108,042	3,629	6.72	82,686	2,710	6.55
Total interest-earning assets	122,451	4,015	6.56	95,117	2,982	6.27
Non-earning assets	7,045			5,958
Total assets	$129,496			$101,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transactional accounts	$ 36,074	307	1.70	$ 23,462	147	1.25
Savings deposits	4,897	30	1.23	5,094	30	1.18
Time deposits	68,732	1,025	2.98	55,224	840	3.04
Other borrowings	3,689	61	3.31	2,384	17	1.43
Total interest-bearing liabilities	113,392	1,423	2.51	86,164	1,034	2.40
Noninterest-bearing liabilities	7,076			8,232
Stockholders' equity	9,028			6,679
Total liabilities and stockholders' equity	$129,496			$101,075
Interest rate spread			4.05			3.87
Net interest income and net interest Margin		$2,592	4.23%		$1,948	4.10%

Net interest income represents the excess of income on interest-earning assets over interest expense on interest bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of FHLB borrowings, time deposits, interest-bearing checking accounts (NOW accounts), savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest bearing liabilities and the interest rates earned or paid on them.

Noninterest Income.

Noninterest income for the three months ended June 30, 2005 was $56,000 compared to $(35,000) for the same period in 2004, an increase of $91,000 or 260%. This increase was primarily due to the loss sale of loans of ($87,000) recorded in 2004 while no such loss was recorded in 2005 and increased other income of $11,000 offset by decreased service charges of $7,000.

For the six months ended June 30 2005, noninterest income was $215,000 compared to $9,000 for the same period in 2004. The increase of $206,000, or 240%, was primarily the result of a gain on sale of loans of $102,000 recorded in 2005 as opposed to a loss on the sale of loans of ($114,000) recorded in 2004.

Noninterest Expense.

Total noninterest expense for the three months ended June 30, 2005 was $798,000, compared to $773,000 for the same period in 2004, an increase of approximately $25,000 or 3%. The increase is primarily related to the cost of employee compensation and benefits that increased $58,000, increased loan expenses of $21,000 and ATM expenses of $6,000; offset by decreased professional fees of $48,000 and decreased depreciation expense of $12,000. The increases in compensation and benefits were due primarily attributable to the increase in number of employees in anticipation of the opening of the new Palmetto office. A new ATM was opened in the fall of 2004. This was responsible for the increased ATM expense in 2005.

For the six months ended June 30, 2005, noninterest expense was $1.545 million compared to $1.506 million for the same period in 2004. The increase of $39,000 or 3% was also attributable to the aforementioned expenses.

Liquidity and Capital Resources.

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.9 million, representing 2.2% of total assets. Investment securities, which amounted to $13.5 million or 10% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

As previously reported, on July 6, 2005, the Company completed the last phase of its rights offering first carried out in 2003. In this phase, 275,566 warrants to purchase common stock were exercised, yielding over $1.9 million in cash proceeds to be utilized by the Company and the Bank as additional working capital.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's June 30 , 2005	Minimum Regulatory Requirement
Leverage ratio Risk weighted ratio	7.3% 9.5%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.3% and risk weighted ratio of 9.5% are above the required minimum.

The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Off Balance Sheet Arrangements.

In the normal course of business, the Bank has various commitments outstanding to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the Company's consolidated financial statements. Since these commitments may expire without being exercised, they do not necessarily represent future funding requirements. The Bank uses the same credit and collateral policies in making commitments as those it uses in making loans.

As of June 30, 2005, the Bank had outstanding loan commitments of approximately $17.7 million and outstanding letters of credit of approximately $466 thousand. Various assets collateralize the majority of these commitments. The Bank does not anticipate that it will suffer any material losses as a result of these transactions.

Item 3. Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceeding that is not routine litigation that is incidental to the business or any other material legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shares of common stock issued upon the exercise of 225,566 warrants were registered as part of the rights offering in 2003. The shares of common stock issued to John Falkner upon his exercise of 50,000 warrants, at $7.00 per share, with total consideration proceeds of $350,000, were contemplated under the terms of the private placement of 100,000 shares of common stock and 50,000 warrants effected on August 12, 2003, and were unregistered. The exercise of these 50,000 warrants was a sale exempt from registration as a sale to an accredited investor under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its 2005 Annual Meeting of Shareholders on May 19, 2005. The following directors were elected at the annual meeting to serve a three year term.

	For	Against/Abstentions
David K. Scherer Elizabeth Thomason, DMD Mary Ann P. Turner	1,333,721 1,333,721 1,333,721	14,300 14,300 14,300

The following persons did not stand for reelection at the 2005 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Charles S. Conoley, Michael S. Glasgow, Barclay Kirkland, Bruce E. Shackelford, Thomas C. Bennett, C. Donald Miller and Clarence R. Urban.

A vote was taken to ratify the appointment of Francis & Co., CPA's as independent auditors for the fiscal year ending December 31, 2005. The appointment was approved by the following votes: 1,133,721 for and 14,300 against/abstentions.

Item 5.   Other Information

None

Item 6.   Exhibits

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ Kathleen M. Jepson Kathleen M. Jepson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 15, 2005