Form 10QSB
period 2005-09-30
HORIZON BANCORPORATION INC
filed 2005-11-14
CIK 1074458

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
[ X ]	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2005
Or
[ ]	Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number 333-71773

Horizon Bancorporation, Inc,.
(Exact name of registrant as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0840545 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of November 10, 2005

Common stock, $0.01 Par value . . . . . . . . . . . . 1,799,625 Shares

Index
Part I	Financial Information
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3
	Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2005 and 2004	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005	5
	Notes to Consolidated Financial Statements	6-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14
Item 3.	Controls and Procedures	15
Part II.	Other Information
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC,.
Consolidated Balance Sheets

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 3,705,024	$ 5,242,270
Federal funds sold	-------0----	-----0------
Total cash and cash equivalents	3,705,024	5,242,270
Securities available for sale, at fair value	13,892,087	13,101,597
Securities held to maturity	885,000	------0-----
Loans, net	119,561,408	101,779,851
Premises and equipment, net	2,065,209	1,975,351
Other assets	1,818,895	698,463

	$ 141,927,623	$ 122,797,532

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 12,645,256	$ 8,557,295
Interest-bearing	109,375,017	100,113,547
Total deposits	122,020,273	108,670,842
Federal Home Loan Bank borrowings	8,000,000	5,000,000
Fed Funds Purchased	1,045,000	-----0-----
Note Payable	-------0------	1,300,000
Other liabilities	374,265	391,264
Total liabilities	131,439,538	115,362,106

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value 25,000,000 shares authorized; 1,799,625
Issued and outstanding at September 30, 2005 and 1,505,857 shares issued and outstanding at December 31, 2004	17,996	15,058
Additional paid in capital	10,149,423	8,122,988
Retained earnings/deficit	397,737	(623,076)
Accumulated other comprehensive income (loss), net of tax	(77,071)	(79,544)
Total shareholders' equity	10,488,085	7,435,426

	$ 141,927,623	$ 122,797,532

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$ 2,117,160	$ 1,545,091	$ 5,746,034	$ 4,255,013
Investment securities	216,282	158,934	583,578	425,746
Federal funds sold and overnight accounts	20,923	3,642	39,589	8,883
Total interest income	2,354,365	1,707,667	6,369,201	4,689,642
Interest expense
Deposits	840,780	560,846	2,202,219	1,578,099
Other borrowings	38,241	16,642	99,372	33,549
Total interest expense	879,021	577,488	2,301,591	1,611,648
Net interest income	1,475,344	1,130,179	4,067,610	3,077,994
Provision for loan losses	90,000	120,212	290,000	306,391
Net interest income after provision for loan losses	1,385,344	1,009,967	3,777,610	2,771,603
Noninterest income
Gain/(loss) on sales of loans	8,003	35,734	110,377	(78,626)
Service charges on deposit accounts	32,814	42,053	98,489	129,812
Gain on sale of other assets, net	-----0-----	-----0-----	----0----	11,467
Other income	20,736	11,794	67,288	35,553
Total noninterest income	61,553	89,581	276,154	98,206
Noninterest expense
Compensation and employee benefits	425,582	400,911	1,223,783	1,120,028
Professional fees	35,674	23,739	99,625	132,990
Depreciation & amortization	39,186	46,653	102,803	136,577
Data processing	61,795	61,996	201,396	194,922
Repairs & maintenance	11,556	10,974	30,711	26,857
Other noninterest expense	182,691	190,803	643,279	629,581
Total noninterest expense	756,484	735,076	2,301,597	2,240,955
Income before income taxes	690,413	364,472	1,752,167	628,854
Income tax expense	286,436	55,000	731,354	55,000
Net Income	$ 403,977	$ 309,472	$ 1,020,813	$ 573,854
Basic earnings per share	$ 0.22	$ 0.20	$ 0.62	$ 0.38
Diluted earnings per share	0.21	0.19	0.59	0.36

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Cash flows from operating activities
Net cash provided by operating activities	$ 606,812	$ 1,600,716

Cash flows from investing activities
Loan originations, net	(17,601,934)	(23,701,568)
Property and equipment expenditures, net	(89,858)	(155,358)
Purchase of securities available for sale	(2,488,411)	(3,506,527)
Purchase of securities held to maturity	(885,000)	-----0----
Proceeds from maturities and principal repayments
of securities available for sale	1,068,041	1,073,103
Purchase Federal Home Loan Bank Stock	(270,700)	-----0-----
Net cash provided (used) by investing activities	(20,267,862)	(26,290,350)

Cash flows from financing activities
Increase in deposits	13,349,431	27,201,327
Increase in Federal Home Loan Bank borrowings	3,000,000	------0----
Pay down of Federal Home Loan Bank borrowings	-----0-----	(700,000)
Decrease in note payable	(1,300,000)	-----0-----
Increase in Fed Funds Purchased	1,045,000	-----0-----
Proceeds from exercise of stock options/warrants	2,029,373	33,158
Net cash provided by financing activities	18,123,804	26,534,485

Net change in cash and cash equivalents	(1,537,246)	1,844,851

Cash and cash equivalents at beginning of period	5,242,270	2,938,786

Cash and cash equivalents at end of period	$ 3,705,024	$ 4,783,637

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the Nine-month periods ended September 30, 2004 and 2005

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2003	1,493,448	$14,934	$8,039,148	$(1,474,364)	$(39,477)	$6,540,241
Exercise of 5,151 warrants	5,151	$52	$33,106			$33,158
Comprehensive Income: Net income, nine-month period ended September 30, 2004	- -	- -	- -	573,854	- -	573,854
Net unrealized gain on securities, nine-month period ended September 30, 2004 Total comprehensive income	- - - -	- - - -	- - - -	- - 573,854	16,482 16,482	16,482 590,336
Balance, September 30, 2004	1,498,599	$ 14,986	$8,072,254	$(900,511)	$(22,995)	$7,163,734
--------------------------------------------
Balance, December 31, 2004	1,505,857	$15,058	$8,122,988	$(623,076)	$(79,544)	$7,435,426
Exercise of warrants & stock options	293,768	$2,938	$2,026,435			$2,029,373
Comprehensive Income: Net income, nine-month period ended September 30, 2005	- -	- -	- -	1,020,813	- -	1,020,813
Net unrealized gain on securities, nine-month period ended September 30, 2005 Total comprehensive income	- - - -	- - - -	- - - -	- - 1,020,813	2,473 2,473	2,473 1,023,286
Balance, September 30, 2005	1,799,625	$ 17,996	$10,149,423	$397,737	$(77,071)	$10,488,085

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in Horizon Bancorporation's Form 10-KSB.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2005, and December 31, 2004, there were 1,799,625 and 1,505,857 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2005 and December 31, 2004, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2005	December 31, 2004
Commercial, commercial real estate, financial and agricultural	$ 76,244,082	$ 62,879,182
Real estate - construction	4,572,725	4,874,354
Real estate - residential mortgages	32,452,653	30,212,319
Consumer loans	7,476,249	4,753,996
	120,745,709	102,719,851
Deduct allowance for loan losses	(1,184,301)	(940,000)

Loans receivable, net	$ 119,561,408	$ 101,779,851

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses for the quarter ended September 30, are as follows:

	2005	2004

Balance at beginning of period	$ 1,101,552	$ 850,000
Provision for loan losses	90,000	120,212
Loans charged-off	(8,561)	(45,212)
Recoveries	1,310	-----0-----

Balance at end of period	$ 1,184,301	$ 925,000

Activity in the allowance for loan losses for the nine months ended September 30, are as follows:

	2005	2004

Balance at beginning of period	$ 940,000	$ 700,000
Provision for loan losses	290,000	306,391
Loans charged-off	(73,093)	(108,428)
Recoveries	27,394	27,037

Balance at end of period	$ 1,184,301	$ 925,000

NOTE 4 - SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at September 30, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Collateralized Mortgage obligations	$2,740,107	$(43,356)	$ 603,114	$(26,423)	$3,343,221	$(69,779)
Mortgage backed securities	- -	- -	342,621	(8,286)	342,621	(8,286)
U.S. Agency securities	1,108,335	(1,665)	959,900	(40,100)	2,068,235	(41,765)
Other securities	1,513,850	(11,896)	----------	----------	1,513,850	(11,896)
Total	$5,362,292	$(56,917)	$1,905,635	$(74,809)	$7,267,927	$(131,726)

At September 30, 2005, unrealized losses in the securities portfolio amounted to $131,726 representing 0.95% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Basic earnings per share
Net income applicable to common stock	$ 403,977	$ 309,472

Weighted average shares outstanding	1,795,851	1,547,360

Basic earnings per share	$ 0..22	$ 0.20

Diluted earnings per share
Net income applicable to common stock	$ 403,977	$ 309,472

Weighted average shares outstanding	1,795,851	1,547,360
Dilutive effect of assumed exercise of stock options/warrants	90,875	81,440
Diluted average shares outstanding	1,886,726	1,628,800

Diluted earnings per share	$ 0.21	$ 0.19

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Basic earnings per share
Net income applicable to common stock	$ 1,020,813	$ 573,854

Weighted average shares outstanding	1,633,288	1,510,142

Basic earnings per share	$ 0.62	$ 0.38

Diluted earnings per share
Net income applicable to common stock	$ 1,020,813	$ 573,854

Weighted average shares outstanding	1,633,288	1,510,142
Dilutive effect of assumed exercise of stock options/warrants	98,002	83,896
Diluted average shares outstanding	1,731,290	1,594,038

Diluted earnings per share	$ 0.59	$ 0.36

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company currently serves as the holding company of the Bank. The Bank's business activities involve attracting deposits from the general public and using these funds to originate consumer, commercial, and real estate loans, from its two offices in Bradenton, Florida. A third branch in Palmetto opened on October 28, 2005.

The Company's earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; fee income from customers; and gains realized on sales of loans. These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates).

For the remainder of calendar year 2005, the Company expects general rates to increase. The net yield on earning assets at 4.31% is healthy. The strategy for the remainder of 2005 is to keep the net yield at or above 4%, but expand the earning asset base while providing competitive products to our deposit clients. In addition, expense control and growth in non-interest income are also desirable objectives for the remainder of 2005. Additionally, there are a number of initiatives that are expected to contribute to the remainder of 2005 and beyond. These initiatives include:

  the Bank identified a branch location in downtown Palmetto, and opened the branch on October 28, 2005; and

  investment in additional new business development capabilities and process improvements within the lending area.

Earnings Performance

The Company reported net income of $404,000 for the quarter ended September 30, 2005, compared to net income of $309,000 for the quarter ended September 30, 2004. Basic and diluted earnings per share was $0.22 and $0.21 per share for the three months ended September 30, 2005, and $0.20 and $0.19 per share for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, the Company reported net income of $1,021,000 compared to net income of $574,000 for the same period in 2004. Basic and diluted earnings per share were $0.62 and $0.59 per share for the nine months ended September 30, 2005, compared to earnings of $0.38 and $0.36 for the nine months ended September 30, 2004.

Results of Operations

Net Interest Income.

Net interest income was $1.5 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, net interest income was $4.1 million and $3.1 million, respectively. Net interest income increased primarily as a result of increases in the yield on interest-earning assets and average interest-earning assets. This was due to the payoff of lower interest rate loans being replaced with higher yielding loans and investment securities. This was partially offset by an increase in the cost of funds due to higher cost money market deposits and higher cost other borrowings

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank.

	Three months ended September 30,
	2005			2004
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 1,839	$ 21	4.57%	$ 1,109	$ 4	1.44%
Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15,076	216	5.73	13,002	159	4.89
Loans receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .	115,291	2,117	7.34	94,401	1,545	6.55
Total interest-earning assets . . . . . . . . . . . . . . . . . .	132,206	2,354	7.12	108,512	1,708	6.30
Non-earning assets . . . . . . . . . . . . . . . . . . . . . . . . . .	7,033			5,778
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$139,239			$114,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transactional accounts . . . . . . . . . . . . . . . . . . . . . . .	$ 32,615	151	1.85	$ 35,399	137	1.55
Savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,867	31	2.11	4,812	15	1.25
Time deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	71,628	659	3.68	54,124	409	3.02
Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .	7,082	38	2.15	3,903	17	1.74
Total interest-bearing liabilities . . . . . . . . . . . . . . .	117,192	879	3.00	98,238	578	2.35
Noninterest-bearing liabilities . . . . . . . . . . . . . . . . .	12,829			8,466
Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .	9,218			7,586
Total liabilities and stockholders' equity . . . . . . . . .	$139,239			$114,290
Interest rate spread . . . . . . . . . . . . . . . . . . . . . . . . . . .			4.12%			3.94%
Net interest income and net interest Margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		$1,475	4.46%		$1,130	4.17%

	Nine months ended September 30,
	2005			2004
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 1,455	$ 39	3.57%	$ 1,120	$ 9	1.07%
Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	13,822	584	5.63	11,839	426	4.80
Loans receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .	110,485	5,746	6.93	86,620	4,255	6.55
Total interest-earning assets . . . . . . . . . . . . . . . . . .	125,762	6,369	6.75	99,579	4,690	6.28
Non-earning assets . . . . . . . . . . . . . . . . . . . . . . . . . .	7,017			5,934
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$132,779			$105,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transactional accounts . . . . . . . . . . . . . . . . . . . . . . .	$ 35,556	458	1.72	27,470	284	1.38
Savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,357	61	1.52	4,999	45	1.20
Time deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	67,173	1,683	3.34	54,855	1,249	3.04
Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,119	99	2.58	2,905	34	1.56
Total interest-bearing liabilities . . . . . . . . . . . . . . .	113,205	2,301	2.71	90,229	1,612	2.38
Noninterest-bearing liabilities . . . . . . . . . . . . . . . . .	10,245			8,300
Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .	9,329			6,984
Total liabilities and stockholders' equity . . . . . . . . .	$132,779			$105,513
Interest rate spread . . . . . . . . . . . . . . . . . . . . . . . . . . .			4.04			3.90
Net interest income and net interest Margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		$4,068	4.31%		$3,078	4.12%

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

Noninterest Income.

Noninterest income for the three months ended September 30, 2005, was $61,000 compared to $90,000 for the same period in 2004, a decrease of $29,000, or 32%. This decrease was primarily due to a gain on sale of loans of $36,000 recorded in 2004, while a gain of only $8,000 was recorded in 2005.

For the nine months ended September 30 2005, noninterest income was $276,000 compared to $98,000 for the same period in 2004. The increase of $178,000, or 182%, was primarily the result of a gain on sale of assets of $110,000 recorded in 2005, as opposed to a loss on the sale of assets of ($67,000) recorded in 2004.

Noninterest Expense.

Total noninterest expense for the three months ended September 30, 2005, was $756,000, compared to $735,000 for the same period in 2004, an increase of approximately $21,000, or 3%. The increase is primarily related to the cost of employee compensation and benefits that increased by $25,000, increased FDIC insurance expense of $7,000 and increased ATM expenses of $6,000; offset by decreased loan expense $15,000 and decreased other expense of $2,000. The increases in compensation and benefits were primarily attributable to the increase in number of employees in anticipation of the opening of the new Palmetto branch. A new ATM was opened in the fall of 2004. This was responsible for the increased ATM expense in 2005.

For the nine months ended September 30, 2005, noninterest expense was $2.302 million, compared to $2.241 million for the same period in 2004; the increase of $61,000, or 3%, was also attributable to the aforementioned expenses. The increased salary expense of $104,000 was the primary factor for this change.

Liquidity and Capital Resources

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.7 million, representing 2.6% of total assets. Investment securities, which amounted to $13.9 million or 9.8% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:
	Bank's September 30 , 2005	Minimum Regulatory Requirement
Leverage ratio Total Risk weighted ratio	7.3% 10.4%	4.0% 8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.3% and risk weighted ratio of 10.4% are above the required minimum.

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

In the normal course of business, Horizon Bank has various commitments outstanding to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the Company's consolidated financial statements. Since these commitments may expire without being exercised, they do not necessarily represent future funding requirements. Horizon Bank uses the same credit and collateral policies in making commitments as those it uses in making loans.

As of September 30, 2005, Horizon Bank had outstanding loan commitments of approximately $16.9 million and outstanding letters of credit of approximately $466 thousand. Various assets collateralize the majority of these commitments. Horizon Bank does not anticipate that it will suffer any material losses as a result of these transactions.

Item 3: Controls and Procedures

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

Part II. Other Information

Item 1. Legal Proceedings

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant's Form 10-KSB for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORPORATION, INC. (Registrant) By: /S/ Charles S. Conoley Charles S. Conoley President and Chief Executive Officer (Principal Executive Officer)
By: /S/ Kathleen M. Jepson Kathleen M. Jepson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 14, 2005