Form 10KSB
period 2005-12-31
HORIZON BANCORPORATION INC
filed 2006-03-27
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

_____________

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005

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

Yes
_________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.   [X]

The Registrant's revenues for the fiscal year ended December 31, 2005 were $9,266,508.

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 15, 2006, was $24,335,262. Such value was computed by reference to the closing price of the common stock on such date on the Over-the-Counter Bulletin Board inter-dealer trading system ("OTCBB"), of $13.50. For purposes of this determination, directors, executive officers and holders of 10% or more of the Registrant's common stock were considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock as of March 15, 2006: 1,802,612 shares of common stock, par value $.01 per share (the "Common Stock").

Transitional Small Business Disclosure Format:

Yes   No   X

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this report (Items 9, 10, 11, 12 and 14) is incorporated by reference from Registrant's definitive proxy statement to be filed for the Company's 2006 annual meeting of shareholders.

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

     To satisfy its needs for additional capital, in April 2003, the Company conducted a public offering solely to its existing shareholders (the "Rights Offering"), whereby each shareholder could purchase one unit for each 3.333 shares of the Company's common stock already owned. Each unit consisted of one share of the Company's common stock and one warrant (expiring on July 6, 2006) to purchase one share of the Company's common stock for $7.00 per share, subject to certain limitations. The Company sold 246,038 units for $6.00 per unit. In an unrelated private placement, also during 2004, the Company sold 100,000 units, each consisting of one share of common stock and one warrant (expiring on August 12, 2005) to purchase one-half of one share of the Company's common stock at $3.50 (or $7.00 per share), for $6.00 per unit. Total proceeds to the Company from the Rights Offering and the private placement, amounted to $2,043,012, net of direct selling expenses.

     On or about July 6, 2005, all of the warrants issued in the Rights Offering and the private placement were either exercised or expired. Total proceeds from such exercise amounted to $1,941,793.

     On May 10, 2004, the Company registered, by filing an SEC Form 8A, the Common Stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Subsequently, in November 2004, the Common Stock began trading in the OTCBB under the Symbol "HZNB".

     Our internet address is http://www.horizonbankfl.com. We make available free of charge on http://www.horizonbankfl.com our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

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

     The Company maintains its corporate offices and main banking center at 900 53rd Avenue East, Bradenton, Florida 34203. On June 25, 2001, the Bank opened a branch facility located at 2102 59th Street West, Bradenton, Florida. On October 31, 2005, the Bank opened a branch facility located at 501 8th Avenue West, Palmetto, Florida.

B.	Business.
1. Services Offered by the Bank.

     The Company's sole subsidiary, the Bank, conducts a commercial banking business in its primary service area of Bradenton, Florida and the surrounding area of Manatee County. The Bank offers a full range of commercial banking services to individual, professional and business customers in its primary service area. These services include personal and business checking accounts and savings and other time certificates of deposit. The transaction accounts and time certificates are at rates competitive with those offered in the primary service area. Customer deposits with the Bank are insured to the maximum extent provided by law through the FDIC. The Bank issues credit cards and acts as a merchant depository for cardholder drafts under both Visa and MasterCard. It offers night depository and bank-by-mail services and sells travelers checks issued by an independent entity and cashiers checks. The Bank does not offer trust and fiduciary services presently and will rely on trust and fiduciary services offered by correspondent banks until it determines that it is profitable to offer these services directly. In 2005 the Bank began offering internet bank services to its customers.

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

     Under Florida law, the Bank is limited in the amount it can loan to a single borrower to no more than 15% of its statutory capital base, unless a loan that is greater than 15% of the statutory capital base is approved by the Board of Directors and unless the entire amount of the loan is secured. In no event, however, may the loan be greater than 25% of a bank's statutory capital base. The Bank's legal lending limit under Florida law for one borrower, based upon its statutory capital base, is approximately $1,562,947 for unsecured loans and $2,604,911 for fully secured loans.

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

Asset and Liability Management

     The primary assets of the Bank consist of its loan portfolio and investment accounts. Consistent with the requirements of prudent banking necessary to maintain liquidity, the Bank seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. The Bank seeks to invest the largest portion of its assets in commercial, consumer and real estate loans. Generally, loans are limited to less than 85% of deposits and capital funds; however, this ratio may be exceeded as the Bank from time to time will purchase government guaranteed loans that carry minimal risk. The Bank's investment account consists primarily of marketable securities of the United States government, Federal agencies, trust preferred issues of sound financial institutions and bonds issued by various state and municipal governments, generally with varied maturities.

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

2. Market Area and Competition.

     The Bank's primary service area is Bradenton, Florida and the surrounding area of Manatee County. Manatee County is situated in the Tampa Bay region, south of Tampa and north of Sarasota. Bradenton is the county's largest city and the county seat. The primary service area from which the Bank draws 75% of its business is defined as the 29 census tracts bounded on the north by the Manatee River, on the south by the Manatee County line, on the east by the Braden River/38th Street and on the West by Sarasota Bay/Palma Sola Bay. The Bank's service area has been expanded into North Manatee County with the opening of the Palmetto branch location.. The current population of Manatee County is estimated at 294,000 and the median age is estimated at 43.

     Service and retail industries employ more than half of the workforce (estimated at 135,000 in 2004) in Manatee County. Manatee County has an estimated per capita income in excess of $32,000.

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

     As of June 30, 2005, there were 28 commercial banks, savings banks and savings and loan institutions, including the Bank, operating in the primary service area. Their 108 branches had combined deposits of approximately $5.026 billion.

3. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 2005. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

AVERAGE CONSOLIDATED ASSETS
Year Ended December 31, 2005		Year Ended December 31, 2004
Cash and due from banks	$5,555	$4,412
Taxable/Nontaxable securities Federal funds sold Net Loans Total earning assets Other assets Total assets	$14,541 2,129 111,406 $128,076 2,836 $136,467	$12,167 1,118 88,746 $102,031 2,687 $109,130
AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY
	Year Ended December 31, 2005	Year Ended December 31, 2004
Non interest bearing-deposits NOW and money market deposits Savings Deposits Time Deposits Borrowings Other liabilities	$11,042 36,008 5,412 68,806 5,728 452	$8,573 30,028 4,995 55,299 2,851 378
Total liabilities	$127,448	$102,124
Common Stock Paid-in Capital Retained (deficit)	$ 17 9,513 (511)	$ 15 8,040 (1,049)
Total stockholders' equity Total liabilities and stockholders' equity	$ 9,019 $136,467	$ 7,006 $109,130

     The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability. The Yield/Rate was computed on a tax equivalent basis. (dollars in thousands)

	Year Ended December 31, 2005
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable/Nontaxable securities Federal funds sold Net loans	$14,541 2,129 111,406	$ 822 86 8,016	5.65% 4.04% 7.20%
Total earning assets	$128,076	$8,924	6.97%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	$36,008 5,412 68,806 5,728	$ 704 96 2,335 217	1.96% 1.77% 3.39% 3.79%
Total interest bearing liabilities	$115,954	$3,352	2.89%
Interest spread			4.08%
Net interest income		$5,572
Net yield on interest earning assets			4.35%
	Year Ended December 31, 2004
Assets	Average Amount	Interest	Average Yield/ Rate
Taxable securities Federal funds sold Net loans	$12,167 1,118 88,746	$ 600 15 5,865	4.93% 1.34% 6.61%
Total earning assets	$102,031	$6,480	6.35%
Liabilities
NOW and money market deposits Savings deposits Time deposits Borrowings	$30,028 4,995 55,299 2,851	$ 433 60 1,665 55	1.44% 1.20% 3.01% 1.93%
Total interest bearing liabilities	$93,173	$2,213	2.38%
Interest spread			3.97%
Net interest income		$4,267
Net yield on interest earning assets			4.18%

4. Rate/Volume Analysis of Net Interest Income.

     The effect on interest income, interest expenses and net interest income during the periods indicated from changes in average balances and rates from the corresponding prior period, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance in the later period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

	Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Taxable/Nontaxable securities Federal funds sold Net loans	127 22 1,596	95 49 555	222 71 2,151
Total Interest Income	1,745	699	2,444
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	97 5 441 83	174 31 229 79	271 36 670 162
Total interest Expense	626	513	1,139
Change in net interest income	$1,119	$186	$1,305
	Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
	Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total
Taxable securities Federal funds sold Net loans	116 (2) 1,646	61 3 (198)	177 1 1,448
Total Interest Income	1,760	(134)	1,626
Interest paid on:
NOW deposits and money market deposits Savings deposits Time deposits Other borrowings	173 0 190 27	66 0 (129) 2	239 0 61 29
Total interest Expense	390	(61)	329
Change in net interest income	1,370	(73)	1,297
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

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):

Year Ended December 31, 2005
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits Total	$ 11,042 36,008 5,412 68,806 $121,268	1.96% 1.77% 3.39% 2.84%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$6,094 12,161 2,446 300 $21,001
Year Ended December 31, 2004
Deposit Category	Average Amount	Average Rate Paid
Non interest bearing demand deposits NOW and money market deposits Savings deposits Time deposits	$ 8,573 30,028 4,995 55,299 $98,895	1.44% 1.20% 3.01% 2.36%
Time Certificates of Deposit with balance of $100,000 and above.
3 months or less 3-6 months 6-12 months over twelve months Total	$2,592 1,996 4,763 6,050 $15,401	$ 1,538,411 1,311,090 1,252,718 3,098,864 $7,201,083
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

     The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 2005 and 2004 and the total amount of all loans for such periods (in thousands):

	As of December 31
Type of Loan	2005	2004
Commercial real estate	$ 63,451	$ 55,398
Residential real estate	34.526	23,218
Construction loans	5,547	4,874
Commercial loans	15,259	14,247
Consumer loans	4,684	4,983
Subtotal	123,467	102,720
Allowance for loan losses	(1,274)	(940)
Total (net of allowance)	$ 122,193	$ 101,780

     The following is a presentation of an analysis of maturities and/or repricing of loans as of December 31, 2005 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 To 5 Years	Due After 5 Years	Total
Commercial Real Estate	$25,826	$14,597	$23,028	$63,451
Residential Real Estate	$6,250	$18,993	$9,283	$34,526
Construction Loans	$5,547	-- 0 --	-- 0 --	$5,547
Commercial Loans	$6,779	$8,047	$433	$15,259
Consumer Loans	$1,031	$3,087	$566	$4,684
Total	$45,433	$44,724	$33,310	$123,467

     Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

     The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 2005 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Fixed rate loans Variable rate loans	$ 6,700 38,733	$13,423 31,301	$7,439 25,871	$27,562 95,905
Total	$45433	$44,724	$33,310	$123,467

     The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 2005 and 2004 (dollars in thousands):

As of December 31,
	2005	2004
Loans accounted for on a non-accrual basis:
Number: Amount:	two $30	six $197
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number: Amount:	none $0	five $901
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number: Amount:	none $0	none $0
Loans now current but for which there are serious doubts as to the borrower's ability to comply with existing terms:
Number: Amount:	three $1,971	two $788

     As of December 31, 2005, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

     At December 31, 2005, 2 loans with an aggregate balance of $30,000 were not accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7. Summary of Loan Loss Experience.

     An analysis of the Company's loan loss experience is furnished in the following table for the years ended December 31, 2005 and 2004, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

	Year Ended December 31
	2005	2004
Balance at beginning of period Charge-offs (commercial loans) Charge-offs (consumer loans) Recoveries Provision charged to Operations	$940 (9) (64) 30 377	$700 (31) (166) 27 410
Balance at end of period	$1,274	$940
Ratio of allowance for loan losses to total loans outstanding during the period	1.03%	.92%
Net charge-offs to average loans	.03%	.19%

     As of December 31, 2005, the allowance for possible losses was allocated as follows (dollars in thousands):

Loans	Amount	Percent of Loan in Each Category to Total Loans
Commercial real estate & construction	$ 655	55.9%
Residential real estate	230	28.0%
Commercial loans	225	12.3%
Consumer loans	33	3.8%
Unallocated	131	N/A

Total	$1,274	100.0%

     As of December 31, 2004, the allowance for possible losses was allocated as follows (dollars in thousands):

Loans	Amount	Percent of Loan in Each Category to Total Loans
Commercial real estate & construction	$ 327	58.6%
Residential real estate	74	22.6%
Commercial loans	222	13.9%
Consumer loans	33	4.9%
Unallocated	284	N/A

Total	$940	100.0%

8.  Loan Loss Reserve.

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2005, 68.2% of outstanding loans were in the category of commercial loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However the majority of the loans in this category at December 31, 2005, were made on a secured basis, such collateral consisting primarily of real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in these loans.

     The Company's consumer loan portfolio is also secured. At December 31, 2005, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

     Residential real estate mortgage loans constitute 28% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

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

9. Investments.

     As of December 31, 2005, the securities portfolio comprised approximately 12.6% of the Company's assets, while loans comprised approximately 80.4% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the years ended December 31, 2005 and 2004, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category	December 31
	2005	2004
Available-for-Sale:
U.S. Agency Bonds Collateralized mortgage obligations Mortgage-backed securities Trust Preferred Securities Equity securities Total Available-for-Sale Securities	$2,044 4,728 1,475 7,014 1,058 $16,319	$2,058 4,167 604 5,500 773 $13,102
Held-to-Maturity Securities:
General obligation bonds of municipalities Revenue bonds of municipalities Total Held-to-Maturity Securities	$2,000 773 $2,773	$-- 0 -- -- 0 -- $-- 0 --
Total Portfolio	$19,092	$13,102

     The following table indicates, for the year ended December 31, 2005, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

Investment Category
Available-for-Sale:	Amount	Average Weighted Yield
Other Securities after 10 years	$1,058	5.25%
Obligations of U.S. Agency over 5 to 10 years after 10 years	1,098 946	5.00% 4.25%
Collateralized Mortgage Obligations after 10 years	4,728	5.13%
Mortgage-backed securities after 10 years	1.475	5.68%
Trust Preferred Securities after 10 years	7,014	7.24%
Total Available-for-Sale	$16,319	6.03%
Held-to-Maturity
General obligation Bonds after 10 years	$2,000	4.19%
Revenue bonds after 10 years	773	4.18%
Total Held-to-Maturity	$2,773	4.19%
Total	$19,092	5.65%

10.  Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2005 and 2004 are as follows:

	2005	2004
Return on average assets Return on average equity Equity to assets ratio Dividend payout ratio	1.04% 15.82% 7.16% - -	.78% 12.15% 6.42% - -
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

12. Employees.

     As of March 16, 2006, the Bank employed 32 full-time equivalent employees. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

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

     The Company is compelled by the Federal Reserve to invest additional capital in the event the Bank experiences either significant loan losses or rapid growth of loans or deposits. The Federal Reserve requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries

     As a bank holding company, the Company operates under the capital adequacy guidelines established by the Federal Reserve. Under the Federal Reserve's current risk-based capital guidelines for bank holding companies, the minimum required ratio for total capital to risk weighted assets we will be required to maintain is 8%, with at least 4% consisting of Tier 1 capital. Tier 1 capital consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. Because the Company is a bank holding company with less than $500 million in total consolidated assets, these guidelines apply on a Bank-only basis. These risk-based capital guidelines establish minimum standards and bank holding companies generally are expected to operate well above the minimum standards.

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

     The Bank's deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the Bank pays quarterly statutory assessments and will have to comply with the rules and regulations of the FDIC. In case of member banks like the Bank, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations.

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

     In August 2000, the Company and the Bank moved their operations into a new one-story building located at 900 53rd Avenue East, in Bradenton. The new facility, after the addition of almost 2,000 square feet of interior space in August, 2004, consists of approximately 7,000 square feet of interior space, four interior teller windows, four exterior drive-through teller stations and 36 parking spaces. The interior includes executive offices, work stations for support staff and safe deposit box storage areas. The original total cost of for the new facility, including the costs of construction, landscaping, and furniture and equipment, was approximately $1.7 million. The 2004 addition cost the Company approximately $260,000, and the Company spent another approximately $40,000 to furnish the additional space with furniture and equipment.

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

     On October 31, 2005, the Bank opened a new branch facility at 501 8th Avenue West, Palmetto, Florida (the "Palmetto Branch"). The Palmetto Branch was built by a Florida limited liability partnership composed of five of the Company's directors. The Bank is leasing 3,731 square feet of the facility from the partnership on a ten year lease, at the rate of $28.50/square foot, with 3% annual increases and two five-year options.

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

     The Registrant's Amended and Restated Articles of Incorporation authorize it to issue up to 25,000,000 shares of the Common Stock. As of March 15, 2006, 1,802,612 shares of the Common Stock were issued and outstanding to 662 holders of record.

     Since November 2004, the Common Stock has been trading sporadically on the OTCBB under the symbol "HZNB". The following table sets forth the range of high and low bid information for the four quarters of 2005, as reported by Bloomberg.com:

Quarter ended March 31 June 30 September 30 December 31	High 7.50 11.00 13.00 12.90	Low 6.25 7.95 10.00 11.75

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     During the four quarters preceding 2005, there was no established public trading market for the Common Stock. In several isolated sales during such period, shares of Common Stock sold at prices ranging from $6.50 to $7.50 per share.

     The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

     The Bank is restricted in its ability to pay dividends under the Florida banking laws and by regulations of the Federal Reserve

Equity Compensation Plan Information

     The following chart sets forth information relating to the Company's stock option plan.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluded securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	58,160	$7.67	63,047
Equity compensation plans not approved by security holders	34,380(1)	$5.50	-0-
Total	92,540		63,047

(1) These ten-year options were granted to Charles S. Conoley, the President and Chief Executive Officer, under an individual compensation arrangement on October 28, 1998. The options vested in their entirety on December 31, 2004.

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

     Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For an additional discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see Note 2 in the Company's consolidated financial statements for years ended December 31, 2005 and 2004.

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

     For year ended December 31, 2005, the Company anticipated a higher net interest income as the Bank continued to expand its base of earning assets. While it was evident early on that interest rates would not increase, management was confident in its ability to reduce the Bank's cost of funds faster than the reduction in the yield on earnings assets. Coupled with an expansion in earning assets, this ability compensated for the anticipated compression in the net yield on earning assets.

     Looking ahead to 2006, the Company expects general rates to increase in the first quarter and remain flat throughout the rest of the year. The net yield on earning assets at 4.35% is healthy. The strategy for 2006 is to keep the net yield around 4%, but expand the earning asset base. In addition, expense control and growth in non-interest income are also desirable objectives for 2006. Additionally, investment in additional new business development capabilities and process improvements within the lending area are expected to contribute positively to the 2006 results and beyond.

A.	Results of Operations.

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004.

     For the years ended December 31, 2005 and 2004, net income amounted to $1,426,971 and $851,288, respectively. For 2005, basic and diluted income per share of Common Stock was $.85 and $.80, respectively. For 2004, basic and diluted loss per share of Common Stock was $.57 and $.53, respectively. Because of the existence of warrants and stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income/loss per share. A portion of the warrants/options were dilutive during calendar year 2005.

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

     Indeed, the results in 2005 were much improved over 2004 because the Company was able to increase its net interest margin while increasing its earning assets and to reduce expenses by attaining certain economies of scale.

     Following is a comparison of the Company's performance during calendar year 2005 and 2004.

     Average earning assets increased from $102.0 million at December 31, 2004, to $128.0 million at December 31, 2005, representing an increase of $26 million, or 25.5%. Below are the various components of average earning assets for the periods indicated (in thousands):

	December 31
	2005	2004
Federal funds sold Taxable/nontaxable securities Loans Total earning assets	$ 2,129 14,541 111,404 $128,076	$ 1,118 12,167 88,746 $102,031

     As a consequence of the increase in earning assets, net interest income also increased, from $4,267,093 for the year ended December 31, 2004, to $5,572,428 for the year ended December 31, 2005. Below are the various components of interest income and expense, as well as their yield/cost for the periods indicated:

Years Ended:	December 31, 2005		December 31, 2004
	Interest Income /Expense	Yield /Cost	Interest Income /Expense	Yield /Cost
Interest income:	($ in 000's)
Federal funds sold Taxable/nontaxable securities Loans	$ 86 822 8,016	4.04% 5.65% 7.20%	$ 15 600 5,865	1.34% 4.93% 6.61%
Total	$8,924	6.97%	$6,480	6.35%
Interest expense:
NOW and money market deposits Savings deposits Time deposits Other borrowings	$ 704 96 2,335 217	1.96% 1.77% 3.39% 3.79%	$ 433 60 1,665 55	1.44% 1.20% 3.01% 1.93%
Total	$3,352	2.89%	$2,213	2.38%
Net interest income Net yield on earning assets	$5,572	4.35%	$4,267	4.18%

     The above table indicates that the net yield on earning assets increased from 4.18% for the year ended December 31, 2004, to 4.35% for the year ended December 31, 2005. This occurred because in an increasing interest rate environment management was able to obtain higher yielding interest assets while containing rates on deposits.

Non-interest Income

     Non-interest income as a percentage of average total assets for years ended December 31, 2005 and 2004, respectively, amounted to .25% and .12%, respectively. The reason for the increase is twofold:

  The year 2004 included a loss on sale of foreclosed assets in the amount of $93,882. There was only a small loss of $107 on the sale of foreclosed assets during 2005.

  The Bank also realized a gain on the sale of loans of $110,377 in 2005. No such gain was recorded in 2004.

     Components of non-interest income for calendar years 2005 and 2004 are as follows:

	Year Ended December 31
	2005	2004
Gain on sale of loans (Loss) on sale of foreclosed assets Service fees on deposit accounts Miscellaneous other Total	$110,377 (107) 128,396 103,459 $342,125	$ --0 -- (93,882) 169,741 54,667 $130,526

Non-Interest Expense

     Non-interest expense as a percentage of average total assets for years ended December 31, 2005 and 2004, respectively, amounted to 2.29% and 2.71%, respectively. The primary reason for the above decline from calendar year 2004 to calendar year 2005 is higher efficiency associated with attainment of economies of scale.

     Components of non-interest expense for calendar years 2005 and 2004 are as follows:

	Year Ended December 31,
	2005	2004
Salaries and benefits Depreciation, amortization Data processing Professional fees Repairs, maintenance Other expenses Total	$1,567,962 248,484 270,421 153,552 43,371 842,117 $3,125,907	$1,455,779 185,505 258,414 180,742 131,637 743,827 $2,955,904

     During calendar year 2005, the allowance for loan losses grew from $940,000 to $1,273,524. The allowance for loan losses, as a percentage of gross loans, increased from .92% at December 31, 2004, to 1.03% at December 31, 2005.

     As of December 31, 2005, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 2005 is presented below. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity (dollars in thousands):

EARNING ASSETS	Within three months	After three months but within six months	After six but within one year	After one year but within five years	After five years	Total
Loans Securities Federal funds sold	41,038 7,014 3,147	4,181 -- 0 -- -- 0 --	7,509 -- 0 -- -- 0 --	62,452 4,728 -- 0 --	8,287 7,417 -- 0 --	123,467 19,159 3,147
Total earning assets	51,199	4,181	7,509	67,180	15,704	145,773
SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings	47,371	-- 0 --	-- 0 --	-- 0 --	-- 0 --	47,371
Certificates, Less than $100M Certificates, $100M and over Borrowings	15,836 6,094 -- 0 --	9,489 4,234 -- 0 --	19,732 4,924 -- 0 --	9,718 2,746 8,000	-- 0 -- -- 0 -- -- 0 --	54,775 17,998 8,000
Total interest-bearing liabilities	69,301	13,723	24,656	20,464	-- 0 --	128,144
Interest rate sensitivity gap	(18,102)	(9,542)	(17,147)	46,716	15,704	17,629
Cumulative gap	(18,102)	(27,644)	(44,791)	1,925	17,629	--------
Interest rate sensitivity gap ratio	0.74	0.30	0.30	3.28	N/A	1.14
Cumulative interest rate sensitivity gap ratio	0..74	0.67	0.75	1.02	1.14	-------

     As evidenced by the table above, the Company is liability sensitive from zero to one year. It is asset sensitive after one year. On a cumulative basis, however, the Company is liability sensitive from zero to one year and asset sensitive thereafter.

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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Cash and cash equivalents CDs, over $100,000 to total deposit ratio Loan to deposit ratio Securities to total assets ratio Brokered deposits	7,174 15.6% 91.9% 12.6% - -	5,242 14.2% 93.7% 10.7% - -

     As the above balances and ratios indicate, management believes that the Company's 2005 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2005 and 2004:

Bank	2005	2004	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	9.3% 1.2%	9.8% 1.1%	4.0% N/A
Total risk-based capital ratio	10.5%	10.9%	8.0%
Leverage ratio	7.1%	7.2%	3.0%
Company - Consolidated	2005	2004	Minimum Regulatory Requirement
Tier 1 Capital Tier 2 Capital	9.7% ..9%	8.5% 1.0%	4.0% N/A
Total risk-based capital ratio	10.6%	9.5%	8.0%
Leverage ratio	7.5%	6.2%	3.0%

     The above ratios indicate that the capital position of the Bank weakened by forty (40) basis points (or 3.6%) during calendar year 2005, while the capital position of the Company was strengthened by the influx of additional capital due to the exercise of stock warrants during 2005.

Financial Statements and Supplementary Data.
The following financial statements are contained in this Item 7:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income/Operations for the years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Horizon Bancorporation, Inc.
Bradenton, Florida

          We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton, Florida and subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
March 3, 2006

HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Consolidated Balance Sheets
ASSETS
	As of December 31,
	2005		2004
Cash and due from banks		$3,397,308		$5,242,270
Federal funds sold		3,777,000		- -
Total cash and cash equivalents		$7,174,308		$5,242,270
Securities:
Held to maturity, at amortized cost		2,840,466		- -
Available-for-sale at fair value		16,318,978		13,101,597
Loans, net		122,193,176		101,779,851
Property and equipment, net		2,148,655		1,975,351
Other assets		1,228,767		698,463
Total Assets		$151,904,350		$122,797,532
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits		$12,709,142		$8,557,295
Interest bearing deposits		120,144,293		100,113,547
Total deposits		$132,853,435		$108,670,842
Federal Home Loan Bank borrowings		8,000,000		5,000,000
Note payable		- -		1,300,000
Other liabilities		164,339		391,264
Total Liabilities		$141,017,774		$115,362,106
Commitments and Contingencies
Shareholders' Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$	- -	$	- -
Common stock, $.01 par value, 25,000,000 shares authorized; 1,797,619 (2005) and 1,505,857 (2004) shares issued and outstanding		17,976		15,058
Paid-in-capital		10,150,543		8,122,988
Retained income/(deficit)		803,895		(623,076)
Accumulated other comprehensive income, net of tax		(85,838)		(79,544)
Total Shareholders' Equity		$10,886,576		$7,435,426
Total Liabilities and Shareholders' Equity		$151,904,350		$122,797,532

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Income/Operations
	Year Ended December 31,
Interest Income:	2005	2004
Interest and fees on loans	$8,015,979		$5,865,407
Interest on investment securities	822,473		600,361
Interest on federal funds sold	85,931		14,707
Total interest income	$8.924,383		$6,480,475
Interest Expense:
Interest on deposits	3,135,174		2,159,877
Interest on borrowings	216,781		53,505
Total interest expense	3,351,955		2,213,382
Net interest income	5,572,428		4,267,093
Provision for possible loan losses	377,000		410,427
Net interest income after provision for possible loan losses	$5,195,428		$3,856,666

Other Income:
Gain on sale of loans	$110,377	$	- -
(Loss) on sale of foreclosed assets	(107)		(93,882)
Service fees on deposit accounts	158,582		169,741
Miscellaneous, other	73,273		54,667
Total other income	$342,125		$130,526

Other Expenses:
Salaries and benefits	$1,567,962		$1,455,779
Professional fees	153,552		180,742
Depreciation and amortization	248,484		185,505
Data processing	270,421		258,414
Repairs, maintenance	89,938		131,637
Other operating expenses	795,550		743,827
Total other expenses	$3,125,907		$2,955,904

Income before income tax	$2,411,646		$1,031,288
Income tax	984,675		180,000
Net income	$1,426,971		$851,288

Basic income per share	$.85		$.57
Diluted income per share	$.80		$.53
Weighted average number of shares outstanding:
Basic	1,673,873		1,498,759
Diluted	1,780,384		1,621,153

Refer to notes to the consolidated financial statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2005 and 2004

							Accumulated
							Other
	Common Stock			Paid-In-Capital		Retained Earnings	Comprehensive
	Shares	Par Value					Income		Total
Balance, December 31, 2003	1,493,448		$14,934		$8,039,148	$(1,474,364)		$(39,477)	$6,540,241
Comprehensive income:
Net income, 2004	- -	$	- -	$	- -	$851,288	$		$851,288
Unrealized (loss), securities, net of tax	- -		- -		- -	- -		(40,067)	(40,067)
Total Comprehensive income	- -	$	- -	$	- -	$851,288		$(40,067)	$811,221
Sale of stock/exercise of warrants	12,409		124		83,840	- -		- -	83,964
Balance December 31, 2004	1,505,857		$15,058		$8,122,988	$(623,076)		$(79,544)	$7,435,426
Comprehensive Income:
Net income, 2005	- -	$	- -	$	- -	$1,426,971	$		$1,426,971
Unrealized (loss), securities, net of tax	- -		- -		- -	- -		(6,294)	(6,294)
Total comprehensive income	- -	$	- -	$	- -	$1,426,971		$(6,294)	$1,420,677
Exercise of warrants/options	291,762		2,918		2,027,555	- -		- -	2,030,473
Balance, December 31, 2005	1,797,619		$17,976		$10,150,543	$803,895		$(85,838)	$10,886,576

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Cash Flows
	Year Ended December 31,
Cash flows from operating activities:	2005		2004
Net income		$1,426,971		$851,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		248,484		185,505
(Accretion) of securities		(24,714)		(8,301)
Provision for loan losses		377,000		410,427
Loss on sale of foreclosed assets		- -		93,882
(Gain) on sale of loans		(110,377)		- -
Changes in assets and liabilities that (used) provided cash:
Accounts receivables and other assets		(622,726)		(155,466)
Payables and other liabilities		(226,925)		296,334
Net cash provided by operating activities		$1,067,713		$1,673,669
Cash flows from investing activities:
Proceeds from sale of foreclosed assets	$	- -		$212,911
Proceeds from sale of loans		2,311,172		- -
Purchase of securities, held-to-maturity		(2,840,596)		- -
Purchase of securities, AFS		$(4,659,605)		$(2,195,289)
Proceeds from maturity and pay-downs of securities, AFS		1,460,774		1,940,740
Loan originations, net		(22,991,120)		(28,641,126)
Property and equipment expenditures, net		(329,366)		(176,487)
Net cash used by investing activities		$(27,048,741)		$(30,859,251)
Cash flows from financing activities:
Exercise of warrants and options		$2,030,473		$83,964
Increase in deposits		24,182,593		27,105,102
Increase in borrowings, net		1,700,000		4,300,000
Net cash provided by financing activities		$27,913,066		$31,489,066
Net increase/(decrease) in cash and cash equivalents		$1,932,038		$2,303,484
Cash and cash equivalents, beginning of period		5,242,270		2,938,786
Cash and cash equivalents, end period		$7,174,308		$5,242,270
Supplemental Information:
Income taxes paid		$1,387,247	$	- -
Interest paid		$3,299,835		$2,207,692

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

     The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2005 and 2004, there were 1,797,619 and 1,505,857 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of December 31, 2005, there were no shares of the Company's preferred stock issued or outstanding.

Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and its subsidiary. The Bank is a voting interest entity under U.S. generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year's amounts have been reclassified to conform to the current year presentation; such reclassifications had no impact on net income or shareholders' equity.

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

     Cash, Due from Banks and Federal Funds Sold. The Company maintains deposit relationships with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risks associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on the above accounts.

     Securities. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value with the unrealized holding gains/losses reported as a component of other comprehensive income, net of tax. Generally, in the available-for-sale category are securities that are held to meet investment objectives such as interest rate risk, liquidity management and asset-liability management strategies among others. The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase. The Company did not have any held-to-maturity securities at December 31, 2004. The Company does not have trading securities at December 31, 2005 and 2004. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

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

     Loans. Loans are reported at the principal balance outstanding net of unearned discounts. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Loan commitment fees for commitment periods greater than one year are deferred and amortized into fee income on a straight-line basis over the commitment period.

     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the agreement, including scheduled principal and interest payments. Impairment is evaluated on an individual loan basis. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

     Property and Equipment. Building, leasehold improvements, furniture, and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed principally by the straight-line method based on the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. The Company had no capitalized lease obligations at December 31, 2005 and 2004.

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

     Stock-Based Compensation. Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations by accounting standards setters. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the measurement date, which is generally the date of grant, no compensation expense is recognized on options granted. Compensation expense for non-vested stock awards is based on the market price of the stock on the measurement date, which is generally the date of grant, and is recognized ratably over the service period of the award.

     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures as required under SFAS 123 and 148 are presented below.

	Year Ended December 31,
	2005	2004
Net income, as reported	$1,426,971		$851,288
Stock-based compensation expense	(36,261)		(54,024)
Pro-forma (fair value) net income	$1,390,710		$797,264

Basic income per share:
As reported	$.85		$.57
Pro-forma	$.83		.53

Diluted income per share:
As reported	$.80		$.53
Pro-forma	$.78		$.49

Pro-forma value of option issued	$5.33	$	N/A

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

     Below are details concerning the input assumptions utilized in conjunction with BLSC Model to produce the estimates for pro-forma (fair value) income for the period below.

	Year Ended December 31,
	2005	2004
Risk-free interest rate	4.25%	N/A
Dividend yield	--	N/A
Volatility factor	12.0%	N/A
Weighted average life of option	10 yrs	N/A

     The Company expects to adopt the provisions of SFAS No. 123, "Share-Based Payment (Revised 2004)," on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

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

     Earnings Per Share. Basic earnings per share is determined by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is determined by dividing net income by the weighted average number of common shares outstanding increased by the number of common shares that would be issued assuming exercise of stock options. This also assumes that only options with an exercise price below the existing market price will be exercised. In computing net income per share, the Company uses the treasury stock method.

     Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Comprehensive income for calendar years 2005 and 2004 are shown in the consolidated statements of changes in shareholders' equity.

     Recent Accounting Pronouncements. SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

     SFAS No. 123, "Share-Based Payment (Revised 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

     FASB Staff Position (FSP) No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments," while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

Note 3 - Federal Funds Sold

     The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2005 and 2004, federal funds sold were $3,777,000 and zero, respectively.

Note 4 - Securities Held-to-Maturity

     The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2005 follow:

				Gross
	Amortized			Unrealized	Estimated
Description	Costs	Gains		Losses	Market Values
State, County and Municipalities	$2,840,466	$	- -	$(67,898)	$2,772,568
Total Securities	$2,840,466	$	- -	$(67,898)	$2,772,568

     There were no held-to-maturity securities at December 31, 2004.

     The amortized costs and estimated market values of securities held-to-maturity at December 31, 2005 by contractual maturity are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due after ten years	$2,840,466	$2,772,568
Total securities	$2,840,466	$2,772,568

     At December 31, 2005, none of the securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law. No securities were sold during calendar years 2005 and 2004.

     Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$2,772,568	$(67,898)	$- -	$- -	$2,772,568	$(67,898)
Total	$2,772,568	$(67,898)	$- -	$- -	$2,772,568	$(67,898)

     At December 31, 2005 unrealized losses on held-to-maturity securities amounted to $67,898 representing 2.45% of the portfolio. All of the unrealized losses relate to counties and municipalities in the United States of America and all issues were rated triple A by Moody's and Standard and Poors. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

Note 5 - Securities Available-for-Sale

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 2005 follow:

				Gross
	Amortized			Unrealized	Estimated
Description	Costs	Gains		Losses	Market Values
U.S. Agency	$2,110,000	$	- -	$(65,644)	$2,044,356
Collateralized Mortgage Obligations	4,787,300		10,751	(70,219)	4,727,832
Mortgage Backed Securities	1,475,427		10,264	(10,662)	1,475,029
Trust-Preferred Securities	7,203,011		- -	(9,261)	7,013,750
Other Securities	1,058,011		- -	- -	1,058,011
Total Securities	$16,453,749		$21,015	$(155,786)	$16,318,978

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

The amortized costs and estimated market values of securities available-for-sale at December 31, 2005 by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due after five through ten years	$1,110,000	$1,098,456
Due after ten years	14,285,738	14,162,511
No maturity (equity securities)	1,058,011	1,058,011
Total securities	$16,453,749	$16,318,978

     At December 31, 2005 and 2004, none of the securities was pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law. No securities were sold during calendar years 2005 and 2004.

Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

December 31, 2005
	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$1,098,456	$(11,544)	$945,900	$(54,100)	$2,044,356	$(65,644)
Collateralized Mortgage obligations	1,599,657	(16,983)	2,281,241	(53,236)	3,880,898	(70,219)
Mortgage backed securities	- -	- -	328,434	(10,662)	328,434	(10,662)
Trust preferred securities	1,513,750	(9,261)	- -	- -	1,513,750	(9,261)
Total	$4,211,863	$(37,788)	$3,555,575	$(117,998)	$7,767,483	$(155,786)
December 31, 2004
	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Collateralized Mortgage obligations	$1,894,736	$(28,552)	$1,315,459	$(52,297)	$3,210,195	$(80,849)
Mortgage backed securities	- -	- -	392,382	(6,272)	392,382	(6,272)
U.S. Agency securities	- -	- -	944,000	(56,000)	944,000	(56,000)
Total	$1,894,736	$(28,552)	$2,651,841	$(114,569)	$4,546,577	$(143,121)

     Unrealized losses in the securities portfolio amounted to $155,786 (2005) and $143,121 (2004) representing .95% (2005) and 1.09% (2004) of the total portfolio. All of the unrealized losses relate to U.S. Agency securities, U.S. government corporations, and indirect obligations of financial institutions. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The fair value is expected torecover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

Note 6 - Loans

     The composition of net loans by major loan category, as of December 31, 2005 and 2004, follows:

	December 31,
	2005	2004
Real estate - commercial	$63,450,681	$55,397,186
Real estate - construction	5,547,123	4,874,354
Real estate - residential	34,526,349	23,218,445
Commercial	15,258,874	14,246,850
Consumer	4,683,673	4,983,016
Loans, gross	$123,466,700	$102,719,851
Deduct:
Allowance for loan losses	(1,273,524)	(940,000)
Loans, net	$122,193,176	$101,779,851

     The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued, loans that are not performing in accordance with agreed-upon terms, and all other loans that are performing according to the loan agreement but may have substantive indication of potential credit weakness. At December 31, 2005 and 2004, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $2,470,535 and $1,886,516, respectively. The average recorded investment in impaired loans amounted to approximately $2,216,786 and $1,521,611, respectively, for the years ended December 31, 2005 and 2004. The allowance for loan losses related to impaired loans amounted to approximately $320,603 and $144,307 at December 31, 2005 and 2004, respectively. Interest income recognized on impaired loans for the years ended December 31, 2005 and 2004 amounted to $158,511 and $102,482, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2005 and 2004. Loans on non-accrual status at December 31, 2005 and 2004 had outstanding balances of $30,360 and $197,483 respectively. Interest recognized on non-accruing loans at December 31, 2005 and 2004 was $2,277 and $5,470, respectively. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

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

     Activity within the Allowance accounts for the years ended December 31, 2005 and 2004 follows:

	December 31
	2005	2004
Balance, beginning of year	$940,000	$700,000
Add: Provision for loan losses	377,000	410,427
Add: Recoveries of previously charged off amounts	29,617	26,933
Total	$1,346,617	$1,137,360
Deduct: Amount charged off	(73,093)	(197,360)
Balance, end of year	$1,273,524	$940,000

Note 8 - Property and Equipment

     Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation. Land is stated at cost. Components of property and equipment included in the consolidated balance sheets at December 31, 2005 and 2004 follow:

	December 31
	2005	2004
Land	$410,078	$410,078
Land Improvements	48,399	48,399
Building	1,111,124	1,111,124
Leasehold improvements	92,733	90,823
Furniture and equipment	1,225,732	1,037,838
Property and equipment, gross	$2,888,066	$2,698,262
Deduct:
Accumulated depreciation	(739,411)	(722,911)
Property and Equipment, net	$2,148,655	$1,975,351

     Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $156,064 and $168,957, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

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

     At December 31, 2005 and 2004, the Company had unused loan commitments of approximately $12.5 million and $12.1 million, respectively. Additionally, there were $119,000 and $132,000 in commitments under standby letters of credit at December 31, 2005 and 2004, respectively. Various assets collateralize the majority of the loan commitments. No material losses are anticipated as a result of these transactions.

     On June 30, 1999, the Bank entered into a seven-year contractual agreement (the "Agreement") with a data processing provider that Agreement was renegotiated on May 11, 2001, with the new owner of the data processing company. The Agreement was extended to May 10, 2008, with a renewal feature for an additional seven-year period. The monthly service fee varies according to the services used and the number and type of transactions processed. Expenses associated with the above and predecessor agreements associated with data processing services amounted to $270,421 and $258,414, respectively, for the years ended December 31, 2005 and 2004.

     The Company and its subsidiary are subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiary.

     Please refer to Note 15 concerning a leases for branch offices from a Partnership.

     Please refer to Note 15 concerning warrants and options earned by directors and employees of the Bank.

Note 10 - Deposits

     The following details deposit accounts at December 31, 2005 and 2004:

	December 31,
	2005	2004
Non-interest bearing deposits	$12,709,142	$8,557,295
Interest bearing deposits:
NOW accounts	8,808,485	7,728,032
Money market	33,499,809	30,465,134
Savings	5,062,762	5,195,101
Time, less than $100,000	54,775,148	41,324,309
Time, $100,000 and over	17,998,089	15,400,971
Total deposits	$132,853,435	$108,670,842

     At December 31, 2005, the scheduled maturities of all certificates of deposit were as follows:

Year Ending December 31,	Amount
2006	$60,305,440
2007	7,521,355
2008	3,891,302
2009	652,127
2010	403,013
Total	$72,773,237

Note 11 - Borrowings

     On September 28, 2004, the Company initiated borrowings of up to $1,500,000, of which $0 and $1,300,000 were outstanding at December 31, 2005 and 2004, respectively. The loan was secured by the Bank's issued and outstanding common stock; it carried a rate of "Bloomberg Money Rates" index plus 1.85%. The loan provided for interest-only quarterly payments until maturity, or January 27, 2006, when principal became due. During 2005, the above loan was paid off from funds obtained from the exercise of the Company's warrants/options.

     During calendar years 2005 and 2004, the Bank obtained several funding advances from the Federal Home Loan Bank (the "FHLB"). The above advances are secured by a blanket lien on all residential mortgages held by the Bank. The outstanding balance on the above funding advances amounted to $8,000,000 and $5,000,000, respectively, at December 31, 2005 and 2004. The interest rate on the above advances is 3.79% and 4.44% at December 31, 2005 and 2004, respectively. The maturity date for the advances outstanding at December 31, 2005 and 2004 is July 22, 2015 and January 26, 2005, respectively.

Note 12 - Interest on Deposits and Borrowings

     A summary of interest expense for the years ended December 31, 2005 and 2004 follows:

	December 31,
	2005	2004
Interest on NOW accounts	$19,368	$15,738
Interest on money market accounts	679,039	417,801
Interest on savings accounts	96,248	59,527
Interest on CDs under 100,000	1,798,706	1,282,309
Interest on CDs $100,000 and over	541,813	383,148
Interest on borrowings	216,781	54,859
Total interest on deposits and borrowings	$3,351,955	$2,213,382

Note 13 - Other Operating Expenses

     A summary of other operating expenses for the years ended December 31, 2005 and 2004 follows:

	December 31,
	2005	2004
Postage and courier	$68,733	$72,053
Advertising and promotion	113,302	103,962
Taxes and insurance	143,096	111,107
Utilities and telephone	60,548	53,146
Supplies and printing	78,252	96,972
Rent expense	134,924	103,671
Directors' fees	58,200	58,200
Other	138,495	144,716
Total other operating expenses	$795,550	$743,827

Note 14 - Income Taxes

     As of December 31, 2005 and 2004, the Company's provision for income taxes consisted of the following:

	December 31,
	2005	2004
Current provision	$892,641	$412,515
Deferred provision (benefit)	92,034	(232,515)
Income tax expense	$984,675	$180,000

     The provisions for income taxes applicable to income before taxes for the years ended December 31, 2005 and 2004 differ from amounts computed by applying the statutory federal income tax rates to income before taxes. A reconciliation of statutory income taxes to the Company's actual income tax provision follows:

	December 31,
	2005		2004
Federal statutory income tax rate	$819,959	$	$350,638
State income tax, net of Federal benefit	132,366		58,474
Change in valuation allowance	(21,364)		(232,515)
Other	53,714		3,403
Income tax expense	$984,675	$	$180,000

     The tax effects of the temporary differences that comprise the net deferred tax assets at December 31, 2005 and 2004 are presented below:

	December 31,
	2005		2004
Deferred tax assets:
Allowance for loan losses	$432,998		$319,600
Net operating loss carryforward	- -		37,862
Unrealized gain, AFS securities	45,822		43,362
Gross deferred tax assets	478,820		400,824
Less: Valuation allowance	(254,498)		(275,862)
Net deferred tax asset	$224,322	$	$124,962

     There was a net change in the valuation allowance during calendar years 2005 and 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2005.

Note 15 - Related Party Transactions

     Under the terms of the existing Stock Option Plan (the "Plan"), options to purchase shares of the Company's common stock may be granted to directors and employees at a price that is not less than the fair market value of such stock at the date of the grant. Options granted to employees under the Plan may be designated as incentive stock options. All options, as well as organizer warrants, expire no more than ten years from the date of the grant and fully vest over a period of between three-to-five years. The warrants purchased in the Rights Offering and the 2003 private placement expired during calendar year 2005.

     A summary of the options/warrants activity for the years ended December 31, 2005 and 2004 is presented below.

	Number of Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2003	593,518		$6.32
Granted during 2004	- -	$	- -
Exercised during 2004	(12,409)		6.77
Forfeited during 2004	- -		- -
Outstanding, December 31, 2004	581,109		$6.31
Granted during 2005	14,900		$12.00
Exercised during 2005	(291,762)		6.96
Forfeited during 2005	(7,320)		7.00
Outstanding, December 31, 2005	296,927		$5.92

     At December 31, 2005, the total options/warrants outstanding and exercisable were as follows:

Options/Warrants Outstanding				Options/Warrants Exercisable
Range of Prices	Number Outstanding	Weighted Average Remaining Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.50 to $12.00	296,927	4.5	$5.92	278,227	$5.58

     Using the BLSC Model, more fully described under Note 2, the weighted-average fair value of options granted in 2005 was $5.33. No warrants/options were granted during calendar year 2004.

     Lease of a Branch Office. On February 9, 2001, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the "Horizon Partnership") to lease approximately 3,800 square-feet of a new office building in Bradenton, Florida. Four of the Company's board members are also the majority owners of the Horizon Partnership. The lease, which commenced on June 1, 2001, is for a period of 10 years with two consecutive five-year extensions. In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments that may be levied against the property. The total monthly payment approximates $7,900, an amount that was paid beginning with the September 1, 2001 payment. The monthly lease payments will increase by 3% on the date of each anniversary. For the years ended December 31, 2005 and 2004, expenses associated with this lease amounted to $106,613 and $103,671, respectively.

     On May 18, 2005, the Bank entered into a lease agreement with TCB,LLP, (the "TCB Partnership") to lease approximately 3,800 square-feet of a new office building in Palmetto, Florida. Five of the Company's board members are also the majority owners of TCB Partnership. The lease, which commenced on October 10, 2005, is for a period of 10 years with two consecutive five-year extensions. In addition to the monthly lease payment, the Bank is required to pay pro-rata real estate taxes and special assessments that may be levied against the property. The total monthly payment approximates $9,500, an amount that was paid beginning with the October 11, 2005 payment. The monthly lease payments will increase by 3% on the date of each anniversary. For the year ended December 31, 2005 expenses associated with this lease amounted to $28,311.

     As of December 31, 2005, the future minimum lease commitments are as follows:

Year Ending December 31,	Amount
2006 2007 2008 2009 2010 Thereafter Total	$ $	222,851 229,537 236,430 243,529 250,833 715,916 1,899,096

     Payments to Directors. A director received $28,149 and $17,597 for products and services sold to the Company during the years ended December 31, 2005 and 2004, respectively. Fees to directors during the years ended December 31, 2005 and 2004 amounted to $58,200 per year.

     Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 2005 and 2004, loans outstanding to directors, their related interests and executive officers aggregated $2,827,421 and $2,540,006, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

     A summary of the related party loan transactions during the calendar years 2005 and 2004 follows:

	Insider Loan Transactions
	2005	2004
Balance, beginning of year	$2,540,006	$3,321,208
New loans	508,884	757,958
Less: Principal reductions	(221,469)	(1,539,160)
Balance, end of year	$2,827,421	$2,540,006

     Deposits by directors and their related interests, as of December 31, 2005 and 2004 approximated $4,720,955 and $2,981,439, respectively.

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

     The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank's statutory capital, or approximately $2,626,000 at December 31, 2005.

Note 17 - Regulatory Matters

     The Company is governed by various regulatory agencies. The FRB regulates bank holding companies and their nonbanking subsidiaries. The Bank was chartered by the State of Florida and is a member of the Federal Reserve System. As such, the Bank is regulated by the Florida's Comptroller Office and by the FRB.

     Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank. The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2005, approximately $700,000 of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval.

     The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities. Pursuant to the FRB's reserve requirements, the Bank was required to maintain cash reserve balances in the amount of $290,000.

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

     Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank, as of December 31, 2005, meet all capital adequacy requirements to which they are subject.

     As of December 31, 2005, the Bank was considered to be Well Capitalized. There are no conditions or events since December 31, 2005 that management believes have changed the Bank's Adequately Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio Tier 1 risk-based capital ratio Tier 1 leverage ratio	8.0% 4.0% 4.0%	10.0% 6.0% 5.0%

     The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2005: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$11,779 12,247	10.5% 10.9%	$9,012 9,012	> >	8% 8%	$11,265 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$10,505 10,973	9.3% 9.7%	$4,506 4,506	> >	4% 4%	$6,759 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$10,505 10,973	7.1% 7.4%	$5,894 5,894	> >	4% 4%	$7,368 N/A	>	5% N/A
Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2004: Total capital-risk-based (to risk-weighted assets): Bank Consolidated	$9,583 8,373	10.9% 9.5%	$7,040 7,040	> >	8% 8%	$8,800 N/A	> >	10% N/A
Tier 1 capital-risk-based (to risk-weighted assets): Bank Consolidated	$8,643 7,433	9.8% 8.5%	$3,520 3,520	> >	4% 4%	$5,280 N/A	>	6% N/A
Tier 1 capital-leverage (to average assets): Bank Consolidated	$8,643 7,433	7.2% 6.2%	$4,795 4,795	> >	4% 4%	$5,994 N/A	>	5% N/A

Note 18 - Fair Value of Financial Instruments

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

     The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2005 and 2004. The information presented is based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$3,397,308	$3,397,308	$5,242,270	$5,242,270
Federal funds sold	3,777,000	3,777,000	0	0
Securities held-to-maturity	2,840,466	2,772,568	0	0
Securities available-for-sale	16,318,978	16,318,978	13,101,597	13,101,597
Loans, net	122,193,76	128,265,029	101,779,851	101,714,120
Accrued interest receivable	795,116	795,116	492,056	492,056

Financial liabilities:
Deposits	$132,853,435	$133,627,631	$108,670,842	$108,588,412
Borrowings	8,000,000	8,000,000	6,300,000	6,300,000
	87,896	87,896	5,242,270	35,957

Note 19 - Dividends

     The primary source of funds available to the Company to honor its financial obligations and pay cash dividends to its shareholders is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the years ended December 31, 2005 and 2004, no dividends were paid to shareholders.

Note 20 - Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
	December 31,
Assets	2004		2003
Cash		$432,703	$136,811
Investment in Bank		10,419,239	8,645,296
Other Assets		34,634	406
Total Assets		$10,886,576	$8,782,513
Liabilities and Shareholders' Equity:
Accounts payable	$	- -	$47,087
Notes payable		- -	1,300,000
Total Liabilities	$	- -	$1,347,087
Common stock		$17,976	$15,058
Paid-in-capital		10,150,543	8,122,988
Retained (deficit)		803,895	(623,076)
Accumulated comprehensive income		(85,838)	(79,544)
Total Shareholders' equity		$10,886,576	$7,435,426
Total Liabilities and Shareholders' equity		$10,886,576	$8,782,513

Parent Company Statements of Income
	December 31,
	2005	2004
Interest income	$6,328	$1,355
Miscellaneous expense	93,824	103,761
Income/(loss) before income tax, and equity in undistributed (loss) of the Bank	$(87,496)	$(102,406)
Income tax expense/(benefit)	(34,229)	- -
(Loss) before equity in undistributed of the Bank	$(53,267)	$(102,406)
Equity in undistributed income of the Bank	1,480,238	953,694
Net income	$1,426,971	$851,288
Parent Company Statements of Cash Flows
	Year Ended December 31,
Cash flows from operating activities:	2005	2004
Net income	$1,426,971	$851,288
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(1,480,238)	(953,694)
Change in other assets	(34,228)	(295)
Change in other liabilities	(47,086)	14,085
Net cash used by operating activities	$(134,581)	$(88,616)

Cash flows from investing activities:
Investment in Bank	$(300,000)	$(1,300,000)
Net cash used by investing activities	$(300,000)	$(1,300,000)

Cash flows from financing activities:
Exercise of warrants/options	$2,030,473	$83,964
(Decrease) in borrowings	(1,300,000)	1,300,000
Net cash provided by financing activities	$730,473	$1,383,964

Net in cash and cash equivalents	$295,892	$(4,652)
Cash and cash equivalents, beginning of year	136,811	141,463
Cash and cash equivalents, end of year	$432,703	$136,811

Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

     The Registrant did not change accountants in 2005 and continues to use the independent accounting firm of Francis & Company, CPAs.

Item 8A.	Controls and Procedures.

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

     There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B.	Other Information.

     There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2005, but was not reported.

PART III
Item 9.	Directors and Executive Officers of the Registrant.

     The Company has adopted a Code of Ethics for directors and officers, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. Shareholders and any others may request a free copy of the Company's Code of Conduct by writing to Horizon Bancorporation, Inc., 900 53rd Avenue East, Bradenton, Florida 34203, Attention: Charles S. Conoley.

     The remaining information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2006 annual meeting, including the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10.	Executive Compensation.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2006 annual meeting, including the information set forth under the caption "Executive Compensation."

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2006 annual meeting, including the information set forth under the captions "Beneficial Ownership of the Company's Common Stock."

Item 12.	Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2006 annual meeting, including the information set forth under the caption "Certain Relationships and Related Transactions."

Item 13.	Exhibits List.
Exhibit Number	Sequential Description
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

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2006 annual meeting, including the information set forth under the caption "Fees Paid to Independent Auditors."

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

Date:   March 27, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Charles S. Conoley Charles S. Conoley	President, Chief Executive Officer and Director	March 27, 2006
/S/ Michael Shannon Glasgow Michael Shannon Glasgow	Director	March 27, 2006
/S/ Barclay Kirkland, D.D.S. Barclay Kirkland, D.D.S.	Director	March 27, 2006
/S/ C. Donald Miller, Jr. C. Donald Miller, Jr.	Director	March 27, 2006
/S/ David K. Scherer David K. Scherer	Director	March 27, 2006
/S/ Bruce E. Shackelford Bruce E. Shackelford	Director	March 27, 2006
/S/ Elizabeth Thomason, D.M.D. Elizabeth Thomason, D.M.D.	Director	March 27, 2006
/S/ Mary Ann P. Turner Mary Ann P. Turner	Chairman of the Board of Directors	March 27, 2006
/S/ Clarence R. Urban Clarence R. Urban	Director	March 27, 2006