Form 10QSB
period 2006-03-31
HORIZON BANCORPORATION INC
filed 2006-05-10
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

Commission file number 333-71773

Horizon Bancorporation, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0840545

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

900 53rd Avenue East Bradenton, Florida 34203

(Address of Principal Executive Offices)

941-753-2265

(Issuer’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Issued and Outstanding as of May 1, 2006
Common stock, $0.01 Par value: 1,803,612 Shares

Transitional Small Business Disclosure Format (check one): Yes    ☐  No   ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$5,881,927	$3,397,308
Federal funds sold	0	3,777,000

Total cash and cash equivalents	5,881,927	7,174,308
Securities:
Held to maturity, at amortized cost	3,686,878	2,840,466
Available-for-sale at fair value	15,979,883	16,318,978
Loans, net	127,436,813	122,193,176
Premises and equipment, net	2,213,447	2,148,655
Other assets	1,151,842	1,228,767

	$156,350,790	$151,904,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$13,610,088	$12,709,142
Interest-bearing	121,285,145	120,144,293

Total deposits	134,895,233	132,853,435
Federal Home Loan Bank borrowings	10,000,000	8,000,000
Other liabilities	221,549	164,339

Total liabilities	145,116,782	141,017,774
Shareholders’ equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 25,000,000 shares authorized; 1,803,612 Issued and outstanding at March 31, 2006 and 1,797,619 issued and outstanding at December 31, 2005	18,036	17,976
Additional paid in capital	10,188,495	10,150,543
Retained earnings	1,206,618	803,895
Accumulated other comprehensive income (loss), net of tax	(179,141)	(85,838)

Total shareholders’ equity	11,234,008	10,886,576

	$156,350,790	$151,904,350

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	For the three months ended March 31,

	2006	2005

Interest income
Loans, including fees	$2,317,820	$1,720,932
Investment securities	287,804	179,391
Federal funds sold and overnight accounts	19,131	9,304

Total interest income	2,624,755	1,909,627
Interest expense
Deposits	1,044,619	636,067
Other borrowings	88,856	32,391

Total interest expense	1,133,475	668,458

Net interest income	1,491,280	1,241,169
Provision for loan losses	30,000	110,000

Net interest income after provision for loan losses	1,461,280	1,131,169
Noninterest income
Gain/(loss) on sales of loans	0	102,374
Service charges on deposit accounts	27,812	31,327
Gain on sale of other assets, net	4,000	0
Other income	23,663	24,581

Total noninterest income	55,475	158,282
Noninterest expense
Compensation and employee benefits	429,101	379,291
Building & equipment expense	162,440	105,406
Professional fees	51,323	32,567
Data processing & software expense	96,678	76,715
Other noninterest expense	122,607	153,276

Total noninterest expense	862,149	747,255

Income before income taxes	654,606	542,196
Income tax expense	251,883	230,075

Net Income	$402,723	$312,121

Basic earnings per share	$0.22	$0.21
Diluted earnings per share	0.21	0.19

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005

Cash flows from operating activities
Net cash provided by operating activities	$631,320	$453,924

Cash flows from investing activities
Loan originations, net	(5,273,637)	(6,475,982)
Property and equipment expenditures, net	(82,862)	(16,286)
Purchase of securities available for sale	0	(8,376)
Purchase of securities held to maturity	(846,738)	0
Proceeds from maturities and principal repayments of securities available for sale	222,226	276,250
Purchase Federal Home Loan Bank Stock	(22,500)	135,000

Net cash provided (used) by investing activities	(6,003,511)	(6,089,394)
Cash flows from financing activities
Increase in deposits	2,041,798	10,482,106
Increase in Federal Home Loan Bank borrowings	2,000,000	0
Pay down of Federal Home Loan Bank borrowings	0	(3,000,000)
Proceeds from exercise of stock options/warrants	38,012	93,327

Net cash provided by financing activities	4,079,810	7,575,433

Net change in cash and cash equivalents	(1,292,381)	1,939,963
Cash and cash equivalents at beginning of period	7,174,308	5,242,270

Cash and cash equivalents at end of period	$5,881,927	$7,182,233

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
for the three-month periods ended March 31, 2006 and 2005

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Par Value

Balance, December 31, 2004	1,505,857	$15,058	$8,122,988	$(623,076)	$(79,544)	$7,435,426

Comprehensive Income:
Net income, three-month period ended March 31, 2005	—	—	—	312,121	—	312,121
Net unrealized loss on securities, three-month period ended March 31, 2005	—	—	—	—	(87,859)	(87,859)

Total comprehensive income	—	—	—	312,121	(87,859)	224,262

Exercise of warrants/options	14,984	$150	$93,177			93,327

Balance, March 31, 2005	1,520,841	$15,208	$8,216,165	$(310,955)	$(167,403)	$7,753,015

Balance, December 31, 2005	1,797,619	$17,976	$10,150,543	$803,895	$(85,838)	$10,886,576

Comprehensive Income:
Net income, three-month period ended March 31, 2006	—	—	—	402,723	—	402,723
Net unrealized loss on securities, three-month period ended March 31, 2006	—	—	—	—	(93,303)	(93,303)

Total comprehensive income	—	—	—	402,723	(93,303)	309,420

Exercise of warrants/options	5,993	$60	$37,952			38,012

Balance, March 31, 2006	1,803,612	$18,036	$10,188,495	$1,206,618	$(179,141)	$11,234,008

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in Horizon Bancorporation’s Form 10-KSB.

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

NOTE 2 – SUMMARY OF ORGANIZATION

Horizon Bancorporation, Inc., Bradenton, Florida (the “Company”), is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the “Bank”). The Company commenced banking operations on October 25, 1999 when the Bank commenced operations. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank’s depositors are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the “FDIC”) subject to certain limitations imposed by the FDIC.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2006, and December 31, 2005, there were 1,803,612 and 1,797,619 shares of the Company’s common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2006, and December 31, 2005, there were no shares of the Company’s preferred stock issued or outstanding.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2006	December 31, 2005

Real estate – commercial	$67,858,861	$63,450,681
Real estate – construction	5,869,043	5,547,123
Real estate – residential	36,211,396	34,526,349
Commercial	13,844,371	15,258,874
Consumer	4,917,828	4,683,673

Loans, gross	128,701,499	123,466,700
Deduct allowance for loan losses	(1,264,686)	(1,273,524)

Loans, net	$127,436,813	$122,193,176

NOTE 3 – LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses for the three months ended March 31, are as follows:

	2006	2005

Balance at beginning of period	$1,273,524	$940,000
Provision for loan losses	30,000	110,000
Loans charged-off	(38,838)	(0)
Recoveries	0	26,054

Balance at end of period	$1,264,686	$1,076,054

NOTE 4 – SECURITIES HELD-TO-MATURITY

     Information pertaining to securities with gross unrealized losses at March 31, 2006, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State, County and Municipal	$3,637,830	$(49,048)	$—	$—	$3,637,830	$(49,048)

Total	$3,637,830	$(49,048)	$—	$—	$3,637,830	$(49,048)

     At March 31, 2006 unrealized losses on held-to-maturity securities amounted to $49,048 representing 1.35% of the portfolio.  All of the unrealized losses relate to counties and municipalities in the United States of America and all issues were rated triple A by Moody’s and Standard and Poors.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at March 31, 2006, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Collateralized Mortgage obligations	$3,211,767	$(76,577)	$1,263,401	$(69,805)	$4,475,168	$(146,382)
Mortgage backed securities	946,817	(6,837)	315,835	(15,645)	1,262,625	(22,482)
U.S. Agency securities	1,086,579	(23,421)	921,700	(78,300)	2,008,279	(101,721)
Other securities	501,175	(7,469)	—	—	501,175	(7,469)

Total	$5,746,338	$(114,304)	$2,500,936	$(163,750)	$8,247,274	$(278,054)

     At March 31, 2006, unrealized losses in the securities portfolio amounted to $278,054 representing 1.71% of the total portfolio.  The majority of the unrealized losses relate to U.S. Agency securities and U.S. government corporations.  These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.  The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity.  Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Basic earnings per share
Net income applicable to common stock	$402,723	$312,121
Weighted average shares outstanding	1,801,246	1,486,290

Basic earnings per share	$0.22	$0.21

Diluted earnings per share
Net income applicable to common stock	$402,723	$312,121
Weighted average shares outstanding	1,801,246	1,486,290
Dilutive effect of assumed exercise of stock options/warrants	107,691	156,452

Diluted average shares outstanding	1,908,937	1,642,742

Diluted earnings per share	$0.21	$0.19

Note 6 - Recent Accounting Pronouncements

     Recent Accounting Pronouncements.  SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle.  Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change.  Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle.  Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made.  SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability.  SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

     SFAS No. 123, “Share-Based Payment (Revised 2004).”  SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.  SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was delayed until January 1, 2006.  The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”).  Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R.  The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

     FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.  An investment is considered impaired if the fair value of the investment is less than its cost.  If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and It’s Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003.  FSP 115-1 is effective for reporting periods beginning after December 15, 2005.  The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

Item 2: Management’s Discussion and Analysis or Plan of Operations
Forward Looking Statements

This Form 10-QSB may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Among these risks are regional and national economic conditions, competitive and regulatory factors, legislative changes, mortgage-interest rates, cost and availability of borrowed funds, our ability to sell mortgages in the secondary market, and housing sales and values. These risks and uncertainties are contained in the Company’s filings with the SEC, available via EDGAR. The Company assumes no obligation to update forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such forward-looking statements

Overview

The Company currently serves as the holding company of the Bank.  The Bank’s business activities involve attracting deposits from the general public and using these funds to originate consumer, commercial, and real estate loans, from its two offices in Bradenton, Florida.  A third branch in Palmetto opened on October 28, 2005.

The Company’s earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; fee income from customers; and gains realized on sales of loans.  These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates).

For the remainder of calendar year 2006, the Company expects general rates to stabilize or remain flat.  The net yield on earning assets at 4.02% is healthy.  The strategy for the remainder of 2006 is to keep the net yield at or slightly below 4%, but expand the earning asset base while providing competitive products to our deposit clients.  In addition, expense control and growth in non-interest income are also desirable objectives for the remainder of 2006.

Earnings Performance

The Company reported net income of $403,000 for the three months ended March 31, 2006, compared to net income of $312,000 for the three months ended March 31, 2005.  Basic and diluted earnings per share was $0.22 and $0.21 per share for the three months ended March 31, 2006, and $0.21 and $0.19 per share for the three months ended March 31, 2005.

Results of Operations

Net Interest Income.

Net interest income was $1.5 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively.  Net interest income increased primarily as a result of increases in the yield on interest-earning assets and average interest-earning assets.  This was due to an increased volume of higher yielding loans and investment securities, offset by an increase in the cost of funds due to higher cost money market deposits and higher cost other borrowings as well as increased average balances of interest bearing liabilities.

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank.

	Three months ended March 31,

	2006			2005

	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,009	$19	4.38%	$1,536	$9	1.10%
Securities	19,821	288	5.81	12,962	179	4.71
Loans receivable	126,237	2,317	7.34	104,951	1,721	6.57

Total interest-earning assets	$147,067	2,624	7.10	$119,449	1,909	6.30
LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$43,628	307	2.81	$38,040	157	1.65
Savings deposits	4,968	29	2.33	5,300	15	1.13
Time deposits	71,611	708	3.95	61,042	464	3.04
Other borrowings	9,461	89	3.76	4,478	32	2.86	z

Total interest-bearing liabilities	$129,668	1,133	3.50	$108,860	668	2.45

Interest rate spread			3.60%			3.85%

Net interest income and net interest Margin		$1,491	4.04%		$1,241	4.16%

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

Noninterest Income.

Noninterest income for the three months ended March 31, 2006, was $55,000 compared to $158,000 for the same period in 2005, a decrease of $103,000, or 65%.  This decrease was primarily due to a gain on sale of loans of $102,000 recorded in 2005, while no gain was recorded in 2006.

Noninterest Expense.

Total noninterest expense for the three months ended March 31, 2006, was $862,000, compared to $747,000 for the same period in 2005, an increase of approximately $115,000, or 15%. The increase is primarily related to the cost of employee compensation and benefits that increased by $50,000 and building & equipment expenses that increased $57,000. These increases are related to the opening of the new Palmetto branch in the Fall of 2005.

Liquidity and Capital Resources

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2006 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.8 million, representing 3.7% of total assets. Investment securities, which amounted to $19.7 million or 12.6% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank’s March 31, 2006	Minimum Regulatory Requirement

Leverage ratio	7.1%	4.0%
Total Risk weighted ratio	10.6%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank’s leverage ratio of 7.1% and risk weighted ratio of 10.6% are above the required minimum.

The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources, or results of operations.

The Company cautions readers of this report that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company’s management believes that its expectations of future performance are based on reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, there can be no assurance that actual results will not differ materially from their expectations.

In the normal course of business, the Bank has various commitments outstanding to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the Company’s consolidated financial statements.  Since these commitments may expire without being exercised, they do not necessarily represent future funding requirements.  The Bank uses the same credit and collateral policies in making commitments as those it uses in making loans.

As of March 31, 2006, the Bank had outstanding loan commitments of approximately $11.9 million and outstanding letters of credit of approximately $119 thousand.  Various assets collateralize the majority of these commitments.  the Bank does not anticipate that it will suffer any material losses as a result of these transactions.

Item 3:  Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-KSB for the year ended December 31, 2005.

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

Date: May 10, 2006