Form 10QSB
period 2006-06-30
HORIZON BANCORPORATION INC
filed 2006-08-14
CIK 1074458

U.S. Securities and Exchange Commission
 Washington, D.C.  20549

Form 10-QSB

☒ Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2006

Or

☐ Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number 333-71773

Horizon Bancorporation, Inc,.
(Exact name of small business issuer as specified in its charter)

Florida	65-0840545
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

900 53rd Avenue East Bradenton, Florida 34203
(Address of Principal Executive Offices)

941-753-2265
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of August 14, 2006

Common stock, $0.01 Par value 1,808,012 Shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$3,412,011	$3,397,308
Federal funds sold	164,000	3,777,000

Total cash and cash equivalents	3,576,011	7,174,308
Securities:
Held to maturity, at amortized cost	5,540,320	2,840,466
Available-for-sale at fair value	14,646,969	16,318,978
Loans, net	132,106,539	122,193,176
Premises and equipment, net	2,171,193	2,148,655
Other assets	1,259,693	1,228,767

	$159,300,725	$151,904,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$11,916,637	$12,709,142
Interest-bearing	122,891,044	120,144,293

Total deposits	134,807,681	132,853,435
Federal Home Loan Bank borrowings	13,000,000	8,000,000
Other liabilities	52,173	164,339

Total liabilities	147,859,854	141,017,774
Shareholders’ equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 25,000,000 shares authorized; 1,808,012 Issued and outstanding at June 30, 2006 and 1,797,619 issued and outstanding at December 31, 2005	18,080	17,976
Additional paid in capital	10,224,601	10,150,543
Retained earnings	1,575,281	803,895
Accumulated other comprehensive income (loss), net of tax	(377,091)	(85,838)

Total shareholders’ equity	11,440,871	10,886,576

	$159,300,725	$151,904,350

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest income
Loans, including fees	$2,502,048	$1,907,942	$4,819,868	$3,628,874
Investment securities	304,321	187,905	592,125	367,296
Federal funds sold and overnight accounts	7,264	9,362	26,395	18,666

Total interest income	2,813,633	2,105,209	5,438,388	4,014,836
Interest expense
Deposits	1,199,299	725,372	2,243,918	1,361,439
Other borrowings	132,922	28,740	221,778	61,131

Total interest expense	1,332,221	754,112	2,465,696	1,422,570

Net interest income	1,481,412	1,351,097	2,972,692	2,592,266
Provision for loan losses	30,000	90,000	60,000	200,000

Net interest income after provision for loan losses	1,451,412	1,261,097	2,912,692	2,392,266
Noninterest income
Gain on sales of loans	-0-	-0-	-0-	102,374
Service charges on deposit accounts	23,511	34,348	51,323	65,675
Gain on sale of other assets, net	-0-	-0-	4,000	-0-
Other income	20,516	21,971	44,179	46,552

Total noninterest income	44,027	56,319	99,502	214,601
Noninterest expense
Compensation and employee benefits	445,971	418,910	875,072	798,201
Building & equipment expense	163,669	99,431	326,109	204,837
Professional fees	89,069	50,780	140,392	83,347
Data processing & software expense	91,170	75,695	187,848	152,410
Other noninterest expense	130,541	153,042	253,148	306,318

Total noninterest expense	920,420	797,858	1,782,569	1,545,113

Income before income taxes	575,019	519,558	1,229,625	1,061,754
Income tax expense	206,356	214,843	458,239	444,918

Net Income	$368,663	$304,715	$771,386	$616,836

Basic earnings per share	$0.20	$0.19	$0.43	$0.40
Diluted earnings per share	0.19	0.18	0.40	0.38

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30, 2006	For the six months ended June 30, 2005

Cash flows from operating activities
Net cash provided by operating activities	$936,348	$333,811

Cash flows from investing activities
Loan originations, net	(9,973,363)	(11,772,319)
Property and equipment expenditures	(123,585)	(46,993)
Purchase of securities available for sale		(1,470,911)
Purchase of securities held to maturity	(2,700,519)	(885,000)
Proceeds from maturities and principal repayments of securities available for sale	1,450,064	573,340
Purchase Federal Home Loan Bank Stock	(215,650)	(135,700)

Net cash used by investing activities	(11,563,053)	(13,737,583)
Cash flows from financing activities
Increase in deposits	1,954,246	8,700,784
Increase in Federal Home Loan Bank borrowings	5,000,000	1,500,000
Decrease in note payable	-0-	(1,000,000)
Increase in Fed Funds Purchased	— 0 —	457,786
Proceeds from exercise of stock options/warrants	74,162	1,415,457

Net cash provided by financing activities	7,028,408	11,074,027

Net change in cash and cash equivalents	(3,598,297)	(2,329,745)
Cash and cash equivalents at beginning of period	7,174,308	5,242,270

Cash and cash equivalents at end of period	$3,576,011	$2,912,525

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
for the six-month periods ended June 30, 2005 and 2006

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Par Value

Balance, December 31, 2004	1,505,857	$15,058	$8,122,988	$(623,076)	$(79,544)	$7,435,426

Comprehensive Income:
Net income, six-month period ended June 30, 2005	—	—	—	616,836	—	616,836
Net unrealized loss on securities, six-month period ended June 30, 2005	—	—	—	—	91,201	91,201

Total comprehensive income	—	—	—	616,836	91,201	708,037

Exercise of warrants & stock options	206,027	$2,061	$1,413,396			$1,415,457
Balance, June 30, 2005	1,711,884	$17,119	$9,536,384	$(6,240)	$11,657	$9,558,920

Balance, December 31, 2005	1,797,619	$17,976	$10,150,543	$803,895	$(85,838)	$10,886,576

Comprehensive Income:
Net income, six-month period ended June 30, 2006	—	—	—	771,386	—	771,386
Net unrealized loss on securities, six-month period ended June 30, 2006	—	—	—	—	(291,253)	(291,253)

Total comprehensive income	—	—	—	771,386	(291,253)	480,133

Exercise of warrants & stock options	10,393	$104	$74,058			$74,162
Balance, June 30, 2006	1,808,012	$18,080	$10,224,601	$1,575,281	$(377,091)	$11,440,871

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in Horizon Bancorporation’s Form 10-KSB.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2006, and December 31, 2005, there were 1,808,012 and 1,797,619 shares of the Company’s common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2006 and December 31, 2005, there were no shares of the Company’s preferred stock issued or outstanding.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2006	December 31, 2005

Real estate – commercial	$64,330,489	$63,450,681
Real estate – construction	8,901,462	5,547,123
Real estate – residential	40,514,595	34,526,349
Commercial	12,889,576	15,258,874
Consumer	6,765,103	4,683,673

Loans, gross	133,401,225	123,466,700
Deduct allowance for loan losses	(1,294,686)	(1,273,524)

Loans, net	$132,106,539	$122,193,176

HORIZON BANCORPORATION, INC,.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2006	2005

Balance at beginning of period	$1,264,686	$1 ,076,054
Provision for loan losses	30,000	90,000
Loans charged-off		(64,532)
Recoveries		30

Balance at end of period	$1,294,686	$1,101,552

Activity in the allowance for loan losses for the six months ended June 30, are as follows:

	2006	2005

Balance at beginning of period	$1,273,524	$940,000
Provision for loan losses	60,000	200,000
Loans charged-off	(38,838)	(64,532)
Recoveries		26,084

Balance at end of period	$1,294,686	$1,101,552

NOTE 4 – SECURITIES HELD-TO-MATURITY

          Information pertaining to securities with gross unrealized losses at June 30, 2006, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State, County and Municipal	$5,540,320	$(201,777)	$—	$—	$5,540,320	$(201,777)

Total	$5,540,320	$(201,777)	$—	$—	$5,540,320	$(201,777)

          At June 30, 2006, unrealized losses on held-to-maturity securities amounted to $201,777 representing 3.64% of the portfolio.  All of the unrealized losses relate to counties and municipalities in the United States of America and all issues were rated triple A by Moody’s and Standard and Poors.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at June 30, 2006, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Collateralized Mortgage obligations	$2,087,375	$(156,636)	$2,005,247	$(218,572)	$4,092,622	$(375,208)
Mortgage backed securities	998,816	(33,810)	298,017	(23,472)	1,296,833	(57,282)
U.S. Agency securities	1,069,929	(40,071)	905,100	(94,900)	1,975,029	(134,971)
Other securities	—	—	499,825	(8,800)	499,825	(8,800)

Total	$4,156,120	$(230,517)	$3,708,189	$(345,744)	$7,864,309	$(576,261)

          At June 30, 2006, unrealized losses in the securities portfolio amounted to $576,261 representing 3.78% of the total portfolio.  All of the unrealized losses relate to U.S. Agency securities and U.S. government corporations.  These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.  The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity.  Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005

Basic earnings per share
Net income applicable to common stock	$368,663	$304,715
Weighted average shares outstanding	1,805,788	1,630,650

Basic earnings per share	$0.20	$0.19

Diluted earnings per share
Net income applicable to common stock	$368,663	$304,715
Weighted average shares outstanding	1,805,788	1,630,650
Dilutive effect of assumed exercise of stock options/warrants	116,376	89,451

Diluted average shares outstanding	1,922,164	1,720,101

Diluted earnings per share	$0.19	$0.18

NOTE 6 - EARNINGS PER SHARE (Continued)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Basic earnings per share
Net income applicable to common stock	$771,386	$616,836
Weighted average shares outstanding	1,803,505	1,550,659

Basic earnings per share	$0.43	$0.40

Diluted earnings per share
Net income applicable to common stock	$771,386	$616,836
Weighted average shares outstanding	1,803,505	1,550,659
Dilutive effect of assumed exercise of stock options/warrants	108,324	78,794

Diluted average shares outstanding	1,911,829	1,629,453

Diluted earnings per share	$0.40	$0.38

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Form 10-QSB may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Among these risks are regional and national economic conditions, competitive and regulatory factors, legislative changes, mortgage-interest rates, cost and availability of borrowed funds, our ability to sell mortgages in the secondary market, and housing sales and values. These risks and uncertainties are contained in the Company’s filings with the SEC, available via EDGAR. The Company assumes no obligation to update forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such forward-looking statements.

OVERVIEW

The Company currently serves as the holding company of the Bank.  The Bank’s business activities involve attracting deposits from the general public and using these funds to originate consumer, commercial, and real estate loans, from its two offices in Bradenton, Florida.  A third branch in Palmetto opened in October of 2005.

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

EARNINGS PERFORMANCE

The Company reported net income of $368,000 for the quarter ended June 30, 2006 compared to net income of $305,000 for the quarter ended June 30, 2005.  Basic and diluted earnings per share were $0.20 and $0.19, respectively, per share for the three months ended June 30, 2006 and $0.19 and $0.18, respectively, per share for the three months ended June 30, 2005.

For the six months ended June 30, 2006, the Company reported net income of $771,000 compared to net income of $617,000 for the same period in 2005.  Basic and diluted earnings per share were $0.43 and $0.40, respectively, per share for the six months ended June 30, 2006, compared to earnings of $0.40 and $0.38,respectively, per share for the six months ended June 30, 2005.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $1.3 million and $754 thousand for the three months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005 net interest income was $2.5 million and $1.4 million respectively.  Net interest income increased primarily as a result of increases in the yield on interest-earning assets and average interest-earning assets.  This was due to the payoff of lower interest rate loans being replaced with higher yielding loans and investment securities.  This was offset by an increase in the cost of funds due to higher cost interest-earning deposits and higher cost other borrowings

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Horizon Bank.

	Three months ended June 30,

	2006			2005

	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$586	$7	4.78%	$988	$9	3.64%
Securities	20,802	305	5.86	13,335	188	5.64
Loans receivable	130,343	2,502	7.68	111,100	1,908	6.87

Total interest-earning assets	151,731	2,814	7.42	125,423	2,105	6.71
Non-earning assets	5,634			6,764

Total assets	$157,365			$132,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transactional accounts	$39,187	311	3.17	36,074	150	1.66
Savings deposits	4,525	30	2.65	4,897	14	1.14
Time deposits	78,317	858	4.38	68,732	561	3.26
Other borrowings	11,858	133	4.49	3,205	29	3.62

Total interest-bearing liabilities	133,887	1,332	3.98	112,908	754	2.67

Noninterest-bearing liabilities	12,141			10,061
Stockholders’ equity	11,337			9,218

Total liabilities and stockholders’ equity	$157,365			$132,187

Interest rate spread			3.44%			4.04%

Net interest income and net interest Margin		$1,482	3.91%		$1,351	4.31%

	Six months ended June 30,

	2006			2005

	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,024	$26	5.08%	$1,260	$19	3.02%
Securities	20,314	592	5.83	13,149	367	5.58
Loans receivable	128,308	4,820	7.51	108,042	3,629	6.72

Total interest-earning assets	149,646	5,438	7.27	122,451	4,015	6.56
Non-earning assets	5,582			7,045

Total assets	$155,228			$129,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transactional accounts	$41,395	618	2.99	$36,074	307	1.70
Savings deposits	4,745	59	2.49	4,897	30	1.23
Time deposits	74,983	1,566	4.18	68,732	1,025	2.98
Other borrowings	10,667	222	4.16	3,689	61	3.31

Total interest-bearing liabilities	131,790	2,465	3.74	113,392	1,423	2.51

Noninterest-bearing liabilities	12,275			7,076
Stockholders’ equity	11,163			9,028

Total liabilities and stockholders’ equity	$155,228			$129,496

Interest rate spread			3.53			4.05

Net interest income and net interest Margin		$2,973	3.97%		$2,592	4.23%

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

Noninterest Income

For the three months ended June 30, 2006, noninterest income was $44,000, compared to $56,000 for the same period in 2005, a decrease of $12,000 or 21%.  This decrease was primarily due to the decreased service charges of $10,000.

For the six months ended June 30 2006, noninterest income was $100,000, compared to $215,000 for the same period in 2005.  The decrease of $115,000, or 53%, was primarily the result of a gain on sale of loans of $102,000 recorded in 2005 as opposed to no gain or loss recorded in 2006.  Service charges decreased by $15,000 in 2006.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2006, was $920,000, compared to $798,000 for the same period in 2005, an increase of approximately $123,000 or 15%. The increase is related to the cost of employee compensation and benefits that increased $27,000, increased professional expenses of $38,000 and increased building and equipment expense of $64,000; offset by slight decreases in postage, State of Florida assessments, operating losses, annual report expense and investor relations expense amounting to $23,000. The increases in compensation and benefits and building and equipment expense are primarily attributable to the opening of a new branch in Palmetto in the fall of 2005.

For the six months ended June 30, 2006, noninterest expense was $1.783 million, compared to $1.545 million for the same period in 2005.  The increase of $237,000 or 15% was also attributable to the aforementioned expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2006 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.6 million, representing 2.2% of total assets. Investment securities, which amounted to $20.2 million or 12.7% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank’s June 30 , 2006	Minimum Regulatory Requirement

Leverage ratio	7.2%	4.0%
Risk weighted ratio	9.5%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank’s leverage ratio of 7.2% and risk weighted ratio of 9.5% are above the required minimum.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Following the approval by the shareholders, at the 2006 Annual Meeting on May 11, 2006, of the 2005 Non-Employee Director Stock Option Plan, certain grants of nonqualified stock options made in November 2005 to the eight non-employee directors of the Company became effective.  Specifically, stock options to purchase, on or before November 29, 2015, 500 shares of the common stock at $12.00 per share, were granted to the following individuals:

Michael S. Glasgow, Barclay Kirkland, D.D.S., C. Donald Miller, David K. Scherer, Bruce E. Shackelford, Elizabeth Thomason, D.D.S., Mary Ann Turner and Clarence R. Urban.

The options vest in three equal annual installments, beginning on November 29, 2006.

This sale was exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933, as amended.  Each purchaser is a director of the issuer.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Shareholders

The Company held its 2006 Annual Meeting of Shareholders on May 11, 2006.  The following directors were elected at the annual meeting to serve a three year term.

	For	Against/ Abstentions

Charles S. Conoley	1,423,733	2,200
Michael S. Glasgow	1,423,733	2,200
Barclay Kirkland, D. M. D	1,423,733	2,200
Bruce E. Shackelford	1,423,733	2,200

The following persons did not stand for reelection at the 2006 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Dr. Elizabeth Thomason, David K. Scherer, Mary Ann Turner, C. Donald Miller and Clarence Urban.

A vote was taken to ratify the appointment of Francis & Co., CPA’s as independent auditors for the fiscal year ending December 31, 2006.  The appointment was approved by the following votes:  1,412,583 for and 11,150 against/abstentions.

A vote was also taken to approve the 2005 Non-Employee Director Stock Option Plan.  The Plan was approved by the following votes: 964,815 for and 14,300 against/abstentions.

Item 5.   Other Information

None

Item 6.   Exhibits

(a) Exhibits

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	/s/ Charles S. Conoley

Charles S. Conoley
President and Chief Executive Officer

Date: August 14, 2006	/s/ Kathleen M. Jepson

Kathleen M. Jepson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)