Form 10QSB
period 2006-09-30
HORIZON BANCORPORATION INC
filed 2006-11-03
CIK 1074458

U.S. Securities and Exchange Commission
 Washington, D.C.  20549

Form 10-QSB

☒ Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2006

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

Common Stock Outstanding as of November 3, 2006

Common stock, $0.01 Par value ____________1,808,012 Shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$2,533,747	$3,397,308
Federal funds sold	—	3,777,000

Total cash and cash equivalents	2,533,747	7,174,308
Securities:
Held to maturity, at amortized cost	5,540,051	2,840,466
Available-for-sale at fair value	15,022,845	16,318,978
Loans, net	142,374,721	122,193,176
Premises and equipment, net	2,146,570	2,148,655
Other assets	1,576,140	1,228,767

	$169,194,074	$151,904,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$11,505,907	$12,709,142
Interest-bearing	123,515,601	120,144,293

Total deposits	135,021,508	132,853,435
Federal Home Loan Bank borrowings	18,500,000	8,000,000
Federal Funds Purchased	2,975,000	—
Other liabilities	581,985	164,339

Total liabilities	157,078,493	141,017,774
Shareholders’ equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 25,000,000 shares authorized; 1,808,012 Issued and outstanding at September 30, 2006 and 1,797,619 issued and outstanding at December 31, 2005	18,080	17,976
Additional paid in capital	10,235,401	10,150,543
Retained earnings	2,034,728	803,895
Accumulated other comprehensive income (loss), net of tax	(172,628)	(85,838)

Total shareholders’ equity	12,115,581	10,886,576

	$169,194,074	$151,904,350

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest income
Loans, including fees	$2,806,071	$2,117,160	$7,625,939	$5,746,034
Investment securities	304,218	216,282	896,343	583,578
Federal funds sold and overnight accounts	6,516	20,923	32,911	39,589

Total interest income	3,116,805	2,354,365	8,555,193	6,369,201
Interest expense
Deposits	1,367,658	840,780	3,611,576	2,202,219
Other borrowings	206,569	38,241	428,347	99,372

Total interest expense	1,574,227	879,021	4,039,923	2,301,591

Net interest income	1,542,578	1,475,344	4,515,270	4,067,610
Provision for loan losses	80,000	90,000	140,000	290,000

Net interest income after provision for loan losses	1,462,578	1,385,344	4,375,270	3,777,610
Noninterest income
Gain on sales of loans	0	8,003	0	110,377
Gain on sale of servicing assets	206,832	0	206,832	0
Service charges on deposit accounts	26,592	32,814	77,915	98,489
Gain on sale of other assets, net	490	0	4,490	0
Other income	18,403	20,736	62,582	67,288

Total noninterest income	252,317	61,553	351,819	276,154
Noninterest expense
Compensation and employee benefits	488,592	425,582	1,363,664	1,223,783
Building & equipment expense	170,839	105,257	496,948	310,094
Professional fees	86,225	16,278	226,617	99,625
Data processing & software expense	81,653	67,032	269,501	219,442
Other noninterest expense	151,578	142,335	404,726	448,653

Total noninterest expense	978,887	756,484	2,761,456	2,301,597

Income before income taxes	736,008	690,413	1,965,633	1,752,167
Income tax expense	276,561	286,436	734,800	731,354

Net Income	$459,447	$403,977	$1,230,833	$1,020,813

Basic earnings per share	$0.25	$0.22	$0.68	$0.62
Diluted earnings per share	0.24	0.21	0.64	0.59

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005

Cash flows from operating activities
Net cash provided by operating activities	$1,630,829	$606,812

Cash flows from investing activities
Loan originations, net	(20,321,545)	(17,601,934)
Property and equipment expenditures	(152,074)	(89,858)
Purchase of securities available for sale	0	(2,488,411)
Purchase of securities held to maturity	(2,700,519)	(885,000)
Proceeds from maturities and principal repayments of securities available for sale	1,638,919	1,068,041
Purchase Federal Home Loan Bank Stock	(463,800)	(270,700)

Net cash used by investing activities	(21,999,019)	(20,267,862)
Cash flows from financing activities
Increase in deposits	2,168,073	13,349,431
Increase in Federal Home Loan Bank borrowings	10,500,000	3,000,000
Decrease in note payable	0	(1,300,000)
Increase in Fed Funds Purchased	2,975,000	1,045,000
Proceeds from exercise of stock options/warrants	84,556	2,029,373

Net cash provided by financing activities	15,727,629	18,123,804

Net change in cash and cash equivalents	(4,640,561)	(1,537,246)
Cash and cash equivalents at beginning of period	7,174,308	5,242,270

Cash and cash equivalents at end of period	$2,533,747	$3,705,024

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
for the nine-month periods ended September 30, 2005 and 2006

	Common Stock				Accumulated Other Comprehensive Income
			Paid in Capital	Retained Earnings		Total
	Shares	Par Value

Balance, December 31, 2004	1,505,857	$15,058	$8,122,988	$(623,076)	$(79,544)	$7,435,426

Comprehensive Income:
Net income, nine-month period ended September 30, 2005	—	—	—	1,020,813	—	1,020,813
Net unrealized loss on securities, nine-month period ended September 30, 2005	—	—	—	—	2,473	2,473

Total comprehensive income	—	—	—	1,020,813	2,473	1,023,286

Exercise of warrants & stock options	293,768	$2,938	$2,026,435			$2,029,373
Balance, September 30, 2005	1,799,625	$17,996	$10,149,423	$397,737	$(77,071)	$10,488,085

Balance, December 31, 2005	1,797,619	$17,976	$10,150,543	$803,895	$(85,838)	$10,886,576

Comprehensive Income:
Net income, nine-month period ended September 30, 2006	—	—	—	1,230,833	—	1,230,833
Net unrealized loss on securities, nine-month period ended September 30, 2006	—	—	—	—	(86,790)	(86,790)

Total comprehensive income	—	—	—	1,230,833	(86,790)	1,144,043

Exercise of warrants & stock options	10,393	$104	$84,858			$84,962
Balance, September 30, 2006	1,808,012	$18,080	$10,235,401	$2,034,728	$(172,628)	$12,115,581

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in Horizon Bancorporation’s Form 10-KSB.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2006, and December 31, 2005, there were 1,808,012 and 1,797,619 shares of the Company’s common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2006 and December 31, 2005, there were no shares of the Company’s preferred stock issued or outstanding.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2006	December 31, 2005

Real estate – commercial	$72,144,058	$63,450,681
Real estate – construction	7,780,505	5,547,123
Real estate – residential	37,416,121	34,526,349
Commercial	20,021,188	15,258,874
Consumer	6,387,535	4,683,673

Loans, gross	143,749,407	123,466,700
Deduct allowance for loan losses	(1,374,686)	(1,273,524)

Loans, net	$142,374,721	$122,193,176

HORIZON BANCORPORATION, INC,.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses for the quarter ended September 30, are as follows:

	2006	2005

Balance at beginning of period	$1,294,686	$1,101,552
Provision for loan losses	80,000	90,000
Loans charged-off	(23,658)	(8,561)
Recoveries	23,658	1,310

Balance at end of period	$1,374,686	$1,184,301

Activity in the allowance for loan losses for the nine months ended September 30, are as follows:

	2006	2005

Balance at beginning of period	$1,273,524	$940,000
Provision for loan losses	140,000	290,000
Loans charged-off	(62,496)	(73,093)
Recoveries	23,658	27,394

Balance at end of period	$1,374,686	$1,184,301

NOTE 4 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at September 30, 2006, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months			Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Collateralized Mortgage obligations	$1,665,129	$(40,405)	$2,517,961	$(129,052)	$4,183,090	$(169,457)
Mortgage backed securities	—	—	299,754	(11,598)	299,754	(11,598)
U.S. Agency securities	—	—	2,039,827	(70,173)	2,039,827	(70,173)
Other securities	—	—	493,950	(14,659)	493,950	(14,569)

Total	$1,665,129	$(40,405)	$5,351,492	$(225,482)	$7,016,621	$(265,887)

          At September 30, 2006, unrealized losses in the securities portfolio amounted to $265,887 representing 1.73% of the total portfolio.  All of the unrealized losses relate to U.S. Agency securities and U.S. government corporations.  These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.  The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity.  Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Basic earnings per share
Net income applicable to common stock	$459,447	$403,977
Weighted average shares outstanding	1,808,012	1,795,851

Basic earnings per share	$0.25	$0..22

Diluted earnings per share
Net income applicable to common stock	$459,447	$403,977
Weighted average shares outstanding	1,808,012	1,795,851
Dilutive effect of assumed exercise of stock options/warrants	114,698	90,875

Diluted average shares outstanding	1,922,710	1,886,726

Diluted earnings per share	$0.24	$0.21

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Basic earnings per share
Net income applicable to common stock	$1,230,833	$1,020,813
Weighted average shares outstanding	1,805,024	1,633,288

Basic earnings per share	$0.68	$0.62

Diluted earnings per share
Net income applicable to common stock	$1,230,833	$1,020,813
Weighted average shares outstanding	1,805,024	1,633,288
Dilutive effect of assumed exercise of stock options/warrants	112,758	98,002

Diluted average shares outstanding	1,917,782	1,731,290

Diluted earnings per share	$0.64	$0.59

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

EARNINGS PERFORMANCE

The Company reported net income of $459,000 for the quarter ended September 30, 2006 compared to net income of $404,000 for the quarter ended September 30, 2005.  Basic and diluted earnings per share were $0.25 and $0.24, respectively, per share for the three months ended September 30, 2006 and $0.22 and $0.21, respectively, per share for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, the Company reported net income of $1,231,000 compared to net income of $1,021,000 for the same period in 2005.  Basic and diluted earnings per share were $0.68 and $0.64, respectively, per share for the nine months ended September 30, 2006, compared to earnings of $0.62 and $0.59,respectively, per share for the nine months ended September 30, 2005.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $1.543 million and $1.475 million the three months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006 and 2005 net interest income was $4.5 million and $4.1 million respectively.  Net interest income increased primarily as a result of increases in the yield on interest-earning assets and average interest-earning assets.  This was due to the payoff of lower interest rate loans being replaced with higher yielding loans and investment securities.  This was offset by an increase in the cost of funds due to higher cost interest-earning deposits and higher cost other borrowings

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Horizon Bank.

	Three months ended September 30,

	2006			2005

	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$575	$7	4.87%	$1,839	$21	4.57%
Securities	20,820	304	5.84	15,076	216	5.73
Loans receivable	140,591	2,806	7.98	115,291	2,117	7.34

Total interest-earning assets	161,986	3,117	7.70	132,206	2,354	7.12
Non-earning assets	4,774			7,033

Total assets	$166,760			$139,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transactional accounts	$37,216	329	3.54	$32,615	151	1.85
Savings deposits	9,925	113	4.55	5,867	31	2.11
Time deposits	79,338	925	4.66	71,628	659	3.68
Other borrowings	17,221	207	4.81	7,082	38	2.15

Total interest-bearing liabilities	143,700	1,574	4.38	117,192	879	3.00

Noninterest-bearing liabilities	11,785			12,829
Stockholders’ equity	11,275			9,218

Total liabilities and stockholders’ equity	$166,760			$139,239

Interest rate spread			3.32%			4.12%

Net interest income and net interest Margin		$1,543	3.81%		$1,475	4.46%

	Nine months ended September 30,

	2006			2005

	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$860	$33	5.12%	$1,455	$39	3.57%
Securities	20,484	896	5.83	13,822	584	5.63
Loans receivable	132,448	7,626	7.68	110,485	5,746	6.93

Total interest-earning assets	153,792	8,555	7.42	125,762	6,369	6.75
Non-earning assets	5,324			7,017

Total assets	$159,116			$132,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transactional accounts	$39,987	947	3.16	$35,556	458	1.72
Savings deposits	6,491	172	3.53	5,357	61	1.52
Time deposits	76,450	2,493	4.35	67,173	1,683	3.34
Other borrowings	12,876	428	4.43	5,119	99	2.58

Total interest-bearing liabilities	135,804	4,040	3.97	113,205	2,301	2.71

Noninterest-bearing liabilities	12,380			10,245
Stockholders’ equity	10,932			9,329

Total liabilities and stockholders’ equity	$159,116			$132,779

Interest rate spread			3.45			4.04

Net interest income and net interest Margin		$4,515	3.91%		$4,068	4.31%

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

Noninterest Income

For the three months ended September 30, 2006, noninterest income was $252,000, compared to $62,000 for the same period in 2005, an increase of $190,000 or 306%.  This increase was primarily due to the recording of a gain on the sale of servicing assets during the third quarter of  2006.

For the nine months ended September 30 2006, noninterest income was $352,000, compared to $276,000 for the same period in 2005.  The increase of $76,000, or 28%, was primarily the result of a gain on sale of servicing assets of $207,000 recorded in 2006 offset by a gain on sale of loans of $102,000 recorded in 2005.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2006, was $979,000, compared to $756,000 for the same period in 2005, an increase of approximately $223,000 or 29%. The increase is primarily related to the cost of employee compensation and benefits that increased $63,000, increased professional expenses of $70,000 and increased building and equipment expense of $65,000; increased data processing expense of $15,000 and increased advertising and promotions of $6,000. The increases in compensation and benefits and building and equipment expense are primarily attributable to the opening of a new branch in Palmetto in the fall of 2005.

For the nine months ended September 30, 2006, noninterest expense was $2.761 million, compared to $2.302 million for the same period in 2005.  The increase of $459,000 or 20% was also attributable to the aforementioned expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company’s ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2006 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.5 million, representing 1.5% of total assets. Investment securities, which amounted to $20.6 million or 12.2% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company’s management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank’s September 30 , 2006	Minimum Regulatory Requirement

Leverage ratio	7.1%	4.0%
Risk weighted ratio	9.5%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank’s leverage ratio of 7.1% and risk weighted ratio of 9.5% are above the required minimum.

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

None

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Shareholders

None

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

Date: November 3, 2006	/s/ Charles S. Conoley

Charles S. Conoley
President and Chief Executive Officer

Date: November 3, 2006	/s/ Kathleen M. Jepson

Kathleen M. Jepson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)