Form 10KSB
period 2006-12-31
HORIZON BANCORPORATION INC
filed 2007-03-28
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006

Commission File Number 333-71773

HORIZON BANCORPORATION, INC.
a Florida corporation

(IRS Employer Identification No. 65-0840565)
900 53rd Avenue East
Bradenton, Florida 34203
(941) 753-2265

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, $.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes	☐	No	☒

The Registrant’s revenues for the fiscal year ended December 31, 2006 were $12,586,176.

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 15, 2007, was $26,218,204.  Such value was computed by reference to the closing price of the common stock on such date on the Over-the-Counter Bulletin Board inter-dealer trading system (“OTCBB”), of $14.50.  For purposes of this determination, directors, executive officers and holders of 10% or more of the Registrant’s common stock were considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock as of March 15, 2007: 1,808,152 shares of common stock, par value $.01 per share (the “Common Stock”).

Transitional Small Business Disclosure Format:

Yes	☐	No	☒

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Part III of this report (Items 9, 10, 11, 12 and 14) is incorporated by reference from Registrant’s definitive proxy statement to be filed for the Company’s 2007 annual meeting of shareholders.

FORWARD LOOKING STATEMENTS

          This Report may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These statements use the words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions, about plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact.  The Company and the Bank (each as later defined in this Report) caution readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that the Company or its agents may make from time to time.

PART I

Item 1.		Description of Business.

	A.	Business Development.

          Horizon Bancorporation, Inc. (hereinafter, the “Company” or the “Registrant”) was incorporated in the State of Florida on May 27, 1998, under the name of Manasota Group, Inc., for the purpose of becoming a bank holding company owning all of the outstanding capital stock of Horizon Bank, a commercial bank chartered under the laws of Florida (the “Bank”).  In anticipation of the filing for regulatory approval for the Bank, the Company amended its Articles of Incorporation on October 2, 1998, changing its name to Horizon Bancorporation, Inc., authorizing additional capital stock and adopting anti-takeover provisions typical of a bank holding company for a community bank.  All of the regulatory approvals necessary for the operation of the Company and the Bank were granted as of October 25, 1999.

          The Company began its initial public offering of the Common Stock at $5.50 per share on February 9, 1999, and completed its minimum offering of 1,023,638 shares on October 13, 1999. Of the total proceeds of $5,630,009, the Company used $5,280,000 to capitalize the Bank, which opened for business on October 25, 1999.  The Company raised an additional $673,414.50 as of December 31, 1999, when the offering closed, with a total of 1,146,077 shares of Common Stock sold for the aggregate amount of $6,303,423.50 (the “Initial Offering”).

          To satisfy its needs for additional capital, in April 2003, the Company conducted a public offering solely to its existing shareholders (the “Rights Offering”), whereby each shareholder could purchase one unit for each 3.333 shares of the Company’s common stock already owned.  Each unit consisted of one share of the Company’s common stock and one warrant (expiring on July 6, 2005) to purchase one share of the Company’s common stock for $7.00 per share, subject to certain limitations.  The Company sold 246,038 units for $6.00 per unit.  In an unrelated private placement, also during 2003, the Company sold 100,000 units, each consisting of one share of common stock and one warrant (expiring on August 12, 2005) to purchase one-half of one share of the Company’s common stock at $3.50 (or $7.00 per share), for $6.00 per unit.  Total proceeds to the Company from the Rights Offering and the private placement, amounted to $2,043,012, net of direct selling expenses.

          On or about July 6, 2005, all of the warrants issued in the Rights Offering and the private placement were either exercised or expired. Total proceeds from such exercise amounted to $1,941,793.

          On May 10, 2004, the Company registered, by filing an SEC Form 8A, the Common Stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Subsequently, in November 2004, the Common Stock began trading in the OTCBB under the Symbol “HZNB”.

          Our internet address is www.horizonbankfl.com.  We make available free of charge on www.horizonbankfl.com our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

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

1. Services Offered by the Bank.

          The Company’s sole subsidiary, the Bank, conducts a commercial banking business in its primary service area of Bradenton, Florida and the surrounding area of Manatee County.  The Bank offers a full range of commercial banking services to individual, professional and business customers in its primary service area.  These services include personal and business checking accounts and savings and other time certificates of deposit.  The transaction accounts and time certificates are at rates competitive with those offered in the primary service area.  Customer deposits with the Bank are insured to the maximum extent provided by law through the FDIC.  The Bank issues credit cards and acts as a merchant depository for cardholder drafts under both Visa and MasterCard.  It offers night depository and bank-by-mail services and sells travelers checks issued by an independent entity and cashiers checks.  The Bank does not offer trust and fiduciary services presently and will rely on trust and fiduciary services offered by correspondent banks until it determines that it is profitable to offer these services directly.  In 2005 the Bank began offering internet bank services to its customers.

Lending Activities

          The Bank seeks to attract deposits from the general public and uses those deposits, together with borrowings and other sources of funds, to originate and purchase loans.  It offers a full range of short and medium-term commercial, consumer and real estate loans.  The Bank attempts to react to prevailing market conditions and demands in its lending activities, while avoiding excessive concentrations of any particular loan category.  The Bank has a loan approval process that provides for various levels of officer lending authority.  When a loan amount exceeds an officer’s lending authority, it is transferred to an officer with a higher limit, with ultimate lending authority resting with the Loan Committee of the Board of Directors.

          The risk of nonpayment of loans is inherent in making all loans.  However, management carefully evaluates all loan applicants and attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures that are established for each category of loan prior to beginning operation.  In determining whether to make a loan, the Bank considers the borrower’s credit history, analyzes the borrower’s income and ability to service the loan and evaluates the need for collateral to secure recovery in the event of default.

          Under Florida law, the Bank is limited in the amount it can loan to a single borrower to no more than 15% of its statutory capital base, unless a loan that is greater than 15% of the statutory capital base is approved by the Board of Directors and unless the entire amount of the loan is secured.  In no event, however, may the loan be greater than 25% of a bank’s statutory capital base.  The Bank’s legal lending limit under Florida law for one borrower, based upon its statutory capital base, is approximately $1,859,821 for unsecured loans and $3,099,701 for fully secured loans.

          The Bank maintains an allowance for loan losses based upon management’s assumptions and judgments regarding the ultimate collectibility of loans in its portfolio and based upon a percentage of the outstanding balances of specific loans when their ultimate collectibility is considered questionable.  Certain risks with regard to specific categories of loans are described below.

          Commercial Loans.  Commercial lending activities are directed principally toward businesses whose demand for funds will fall within the Bank’s anticipated lending limit.  These businesses include small to medium-size professional firms, retail and wholesale businesses, light industry and manufacturing concerns operating in and around the primary service area.  The types of loans provided include principally term loans with variable interest rates secured by equipment, inventory, receivables and real estate, as well as secured and unsecured working capital lines of credit.  Repayment of these loans is dependent upon the financial success of the business borrower.  Personal guarantees are obtained from the principals of business borrowers and/or third parties to further support the borrower’s ability to service the debt and reduce the risk of nonpayment.

          Real Estate Loans.  Commercial real estate lending is oriented toward short-term interim loans and construction loans.  The Bank also originates variable-rate residential and other mortgage loans for its own account and both variable and fixed-rate residential mortgage loans for resale.  The residential loans are secured by first mortgages on one-to-four family residences in the primary service area.  Loans secured by second mortgages on a borrower’s residence are also made.

          Consumer Loans.  Consumer lending is made on a secured or unsecured basis and is oriented primarily to the requirements of the Bank’s customers, with an emphasis on automobile financing, home improvements, debt consolidation and other personal needs.  Consumer loans generally involve more risk than first mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value while the remaining deficiency often does not warrant further collection efforts.  In addition, consumer loan performance is dependent upon the borrower’s continued financial stability and are, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Various Federal and state laws, including Federal and state bankruptcy and insolvency laws, also limit the amount that can be recovered.

Asset and Liability Management

          The primary assets of the Bank consist of its loan portfolio and investment accounts.  Consistent with the requirements of prudent banking necessary to maintain liquidity, the Bank seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible.  The Bank seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.  Generally, loans are limited to less than 85% of deposits and capital funds; however, this ratio may be exceeded as the Bank from time to time will purchase government guaranteed loans that carry minimal risk.   The Bank’s investment account consists primarily of marketable securities of the United States government, Federal agencies, trust preferred issues of sound financial institutions and bonds issued by various state and municipal governments, generally with varied maturities.

          The Bank’s investment policy provides for a portfolio divided among issues purchased to meet one or more of the following objectives:

•	to complement strategies developed in assets/liquidity management, including desired liquidity levels;

•	to maximize after-tax income from funds not needed for day-to-day operations and loan demand; and

•	to provide collateral necessary for acceptance of public funds.

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

          The Bank’s primary service area is Bradenton, Florida and the surrounding area of Manatee County. Manatee County is situated in the Tampa Bay region, south of Tampa and north of Sarasota. Bradenton is the county’s largest city and the county seat.  The primary service area from which the Bank draws 75% of its business is defined as the area bounded on the north by the Hillsborough/Manatee County line, on the south by the Manatee County line, on the east by Interstate 75  and on the West by Sarasota Bay/Palma Sola Bay.  The Bank’s service area has been expanded into North Manatee County (Manatee River to the North County Line) with the opening of the Palmetto branch location..  The current population of Manatee County is estimated at 306,000 and the median age is estimated at 43.

          Service and retail industries employ more than half of the workforce (estimated at 156,000 in 2006) in Manatee County.  Manatee County has an estimated median income of $43,000.

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

          As of June 30, 2006, there were 29 commercial banks, savings banks and savings and loan institutions, including the Bank, operating in the primary service area.  Their 118 branches had combined deposits of approximately $5.4 billion.

3.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

          The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 2006.  This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

AVERAGE CONSOLIDATED ASSETS

	Year Ended December 31, 2006	Year Ended December 31, 2005

Cash and due from banks	$3,439	$5,555

Taxable/Nontaxable securities	$20,560	$14,541
Federal funds sold	905	2,129
Net Loans	134,397	111,406

Total earning assets	$155,862	$128,076
Other assets	3,956	2,836

Total assets	$163,257	$136,467

AVERAGE CONSOLIDATED
LIABILITIES AND STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2006	Year Ended December 31, 2005

Non interest bearing-deposits	$11,284	$11,042
NOW and money market deposits	39,458	36,008
Savings Deposits	7,576	5,412
Time Deposits	77,422	68,806
Borrowings	13,654	5,728
Other liabilities	2,023	452

Total liabilities	$151,417	$127,448

Common Stock	$18	$17
Paid-in Capital	10,218	9,513
Retained earnings/(deficit)	1,604	(511)

Total stockholders’ equity	$11,840	$9,019

Total liabilities and stockholders’ equity	$163,257	$136,467

          The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability.  The Yield/Rate was computed on a tax equivalent basis. (dollars in thousands)

	Year Ended December 31, 2006

	Average Amount	Interest	Average Yield/ Rate

Assets
Taxable/Nontaxable securities	$20,560	$1,227	5.97%
Federal funds sold	905	45	4.97%
Net loans	134,397	10,424	7.76%

Total earning assets	$155,862	$11,696	7.50%

Liabilities
NOW and money market deposits	$39,458	$1,294	3.28%
Savings deposits	7,576	295	3.89%
Time deposits	77,422	3,510	4.53%
Borrowings	13,654	607	4.45%

Total interest bearing liabilities	$138,110	$5,706	4.13%

Interest spread			3.37%

Net interest income		$5,990

Net yield on interest earning assets			3.84%

	Year Ended December 31, 2005

	Average Amount	Interest	Average Yield/ Rate

Assets
Taxable/Nontaxable securities	$14,541	$822	5.65%
Federal funds sold	2,129	86	4.04%
Net loans	111,406	8,016	7.20%

Total earning assets	$128,076	$8,924	6.97%

Liabilities
NOW and money market deposits	$36,008	$704	1.96%
Savings deposits	5,412	96	1.77%
Time deposits	68,806	2,335	3.39%
Borrowings	5,728	217	3.79%

Total interest bearing liabilities	$115,954	$3,352	2.89%

Interest spread			4.08%

Net interest income		$5,572

Net yield on interest earning assets			4.35%

4.	Rate/Volume Analysis of Net Interest Income.

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

	Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

	Increase (decrease) due to:

	Volume	Rate	Total

Interest earned on:
Taxable/Nontaxable securities	357	48	405
Federal funds sold	(68)	28	(40)
Net loans	1,748	660	2,408

Total Interest Income	2,037	736	2,773

Interest paid on:
NOW deposits and money market deposits	73	517	590
Savings deposits	50	149	199
Time deposits	319	856	1,175
Other borrowings	347	43	390

Total interest Expense	789	1,565	2,354

Change in net interest income	$1,248	$(829)	$419

	Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

	Increase (decrease) due to:

	Volume	Rate	Total

Interest earned on:
Taxable securities	127	95	222
Federal funds sold	22	49	71
Net loans	1,596	555	2,151

Total Interest Income	1,745	699	2,444

Interest paid on:
NOW deposits and money market deposits	97	174	271
Savings deposits	5	31	36
Time deposits	441	229	670
Other borrowings	83	79	162

Total interest Expense	626	513	1,139

Change in net interest income	$1,119	$186	$1,305

5.	Deposits Analysis.

          The Bank offers a full range of interest-bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options.  The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area.  Customers are obtained through personal solicitation, direct mail solicitation and advertisements published in the local media.

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

          The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):

	Year Ended December 31, 2006

Deposit Category	Average Amount	Average Rate Paid

Non interest bearing demand deposits	$11,283
NOW and money market deposits	39,458	3.28%
Savings deposits	7,576	3.89%
Time deposits	77,422	4.53%

Total	$135,739	4.10%

Time Certificates of Deposit with balance of $100,000 and above.

3 months or less	$2,865
3-6 months	9,565
6-12 months	3,526
over twelve months	3,761

Total	$19,717

	Year Ended December 31, 2005

Deposit Category	Average Amount	Average Rate Paid

Non interest bearing demand deposits	$11,042
NOW and money market deposits	36,008	1.96%
Savings deposits	5,412	1.77%
Time deposits	68,806	3.39%

	$121,268	2.84%

Time Certificates of Deposit with balance of $100,000 and above.

3 months or less	$6,094
3-6 months	9,158
6-12 months	2,446
over twelve months	300

Total	$17,998

6.	Loan Portfolio Analysis.

          The Bank engages in a full complement of lending activities, including commercial, consumer installment and real estate loans.

          Commercial lending is directed principally towards businesses whose demands for funds fall within the Company’s legal lending limits and which are potential deposit customers of the Bank.  These loans include loans obtained for a variety of business purposes, and are made to individual, partnership or corporate borrowers.  The Bank places particular emphasis on loans to small and medium-sized businesses.

          The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans and pre-approved lines of credit to individuals.  This category of loans includes lines of credit and term loans secured by second mortgages on residences for a variety of purposes, including home improvements, education and other personal expenditures.

          The Bank’s real estate loans consist of residential and commercial first and second mortgages.

          The following table presents various categories of loans contained in the Bank’s loan portfolio as of December 31, 2006 and 2005 and the total amount of all loans for such periods (in thousands):

	As of December 31

Type of Loan	2006	2005

Commercial real estate	$82,940	$63,440
Residential real estate	28,865	34,526
Construction loans	4,061	5,547
Commercial loans	14,908	15,259
Consumer loans	7,026	4,695

Subtotal	137,800	123,467
Allowance for loan losses	(1,571)	(1,274)

Total (net of allowance)	$136,229	$122,193

          The following is a presentation of an analysis of maturities and/or repricing of loans as of December 31, 2006 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 To 5 Years	Due After 5 Years	Total

Commercial Real Estate	$25,723	$17,200	$40,017	$82,940
Residential Real Estate	$9,528	$19,061	$276	$28,865
Construction Loans	$4,061	0	0	$4,061
Commercial Loans	$8,070	$5,057	$1,781	$14,908
Consumer Loans	$2,237	$3,879	$910	$7,026

Total	$49,619	$45,197	$42,984	$137,800

          Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed.  Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

          The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 2006 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total

Fixed rate loans	$15,325	$10,956	$9,404	$35,685
Variable rate loans	34,294	34,241	33,580	102,115

Total	$49,619	$45,197	$42,984	$137,800

          The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 2006 and 2005 (dollars in thousands):

	As of December 31,

	2006	2005

Loans accounted for on a non-accrual basis:
Number:	four	two
Amount:	$1,707	$30
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number:	five	none
Amount:	$158	$0
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number:	none	none
Amount:	$0	$0
Loans for which there are serious doubts as to the borrower’s ability to comply with existing terms:
Number:	five	three
Amount:	$3,209	$1,971

          As of December 31, 2006, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

          At December 31, 2006, 4 loans with an aggregate balance of $1,707,572 were not accruing interest.  There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7.	Summary of Loan Loss Experience.

          An analysis of the Company’s loan loss experience is furnished in the following table for the years ended December 31, 2006 and 2005, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

	Year Ended December 31

	2006	2005

Balance at beginning of period	$1,274	$940
Charge-offs (commercial loans)	(10)	(9)
Charge-offs (consumer loans)	(64)	(64)
Recoveries	201	30
Provision charged to Operations	170	377

Balance at end of period	$1,571	$1,274

Ratio of allowance for loan losses to total loans outstanding during the period	1.14%	1.03%

Net charge-offs/(recoveries) to average loans	(.09)%	.03%

          As of December 31, 2006, the allowance for possible losses was allocated as follows (dollars in thousands):

Loans	Amount	Percent of Loan in Each Category to Total Loans

Commercial real estate & construction	$1,026	63.1%
Residential real estate	257	21.0%
Commercial loans	250	10.8%
Consumer loans	23	5.1%
Unallocated	15	N/A

Total	$1,571	100.0%

          As of December 31, 2005, the allowance for possible losses was allocated as follows (dollars in thousands):

Loans	Amount	Percent of Loan in Each Category to Total Loans

Commercial real estate & construction	$655	55.9%
Residential real estate	230	28.0%
Commercial loans	225	12.3%
Consumer loans	33	3.8%
Unallocated	131	N/A

Total	$1,274	100.0%

8.	Loan Loss Reserve.

          In considering the adequacy of the Company’s allowance for possible loan losses, management has focused on the fact that as of December 31, 2006, 73.9% of outstanding loans were in the category of commercial loans.  Management generally regards these loans as riskier than other categories of loans in the Company’s loan portfolio.  However the majority of the loans in this category at December 31, 2006, were made on a secured basis, such collateral consisting primarily of real estate and equipment.  Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in these loans.

          The Company’s consumer loan portfolio is also secured.  At December 31, 2006, the majority of the Company’s consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate.  Management believes that these loans involve less risk than other categories of loans.

          Residential real estate mortgage loans constitute 21% of outstanding loans.  Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

          The allowance for loan losses reflects an amount which, in management’s judgment, is adequate to provide for potential loan losses.  Management’s determination of the proper level of the allowance for loan losses is based on the ongoing analysis of the credit quality and loss potential of the portfolio, actual loan loss experience relative to the size and characteristics of the portfolio, changes in composition and risk characteristics of the portfolio and anticipated impacts of national and regional economic policies and conditions.  Senior management and the Board of Directors of the Bank review the adequacy of the allowance for loan losses on a monthly basis.

          Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

9.	Investments.

          As of December 31, 2006, the securities portfolio comprised approximately 14.1% of the Company’s assets, while loans comprised approximately 81.9% of the Company’s assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.  In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds.  The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

          The following table presents, for the years ended December 31, 2006 and 2005, the approximate market value of the Company’s investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

	December 31

Investment Category	2006	2005

Available-for-Sale:
U.S. Agency Bonds	$2,042	$2,044
Collateralized mortgage obligations	4,154	4,728
Mortgage-backed securities	3,434	1,475
Trust Preferred Securities	6,002	7,014
Equity securities	1,387	1,058

Total Available-for-Sale Securities	$17,019	$16,319

Held-to-Maturity Securities:
Trust Preferred Securities	$1,000	$0
General obligation bonds of municipalities	4,678	2,000
Revenue bonds of municipalities	875	773

Total Held-to-Maturity Securities	$6,553	$2,773

Total Portfolio	$23,572	$19,092

          The following table indicates, for the year ended December 31, 2006, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

Investment Category	Amount	Average Weighted Yield

Available-for-Sale:
Other Securities after 10 years	$1,387	5.36%
Obligations of U.S. Agency
under 5 years	1,095	5.00%
after 10 years	947	4.25%
Collateralized Mortgage Obligations after 10 years	4,154	5.14%
Mortgage-backed securities after 10 years	3,434	6.24%
Trust Preferred Securities after 10 years	6,002	8.50%

Total Available-for-Sale	$17,019	6.48%

Held-to-Maturity
Trust Preferred Securities after 10 years	$1,000	6.45%
General obligation Bonds after 10 years	4,491	4.23%
Revenue bonds after 10 years	1,062	4.21%

Total Held-to-Maturity	$6,553	4.56%

Total	$23,572	5.96%

10.	Return on Equity and Assets

          Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2006 and 2005 are as follows:

	2006	2005

Return on average assets	1.04%	.78%
Return on average equity	15.82%	12.15%
Equity to assets ratio	7.16%	6.42%
Dividend payout ratio	.11%	—

11.	Asset/Liability Management

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

          As of March 16, 2007, the Bank employed 35 full-time equivalent employees.  Management of the Bank believes that its employee relations are good.  There are no collective bargaining agreements covering any of the Bank’s employees.

13.	Supervision and Regulation.

Supervision and Regulation of the Company

          The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956.  As a bank holding company, the Company is required to file with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) annual and semi-annual reports and information regarding its business operations and those of the Bank.  The Company is also examined by the Federal Reserve.

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

          The Company is compelled by the Federal Reserve to invest additional capital in the event the Bank experiences either significant loan losses or rapid growth of loans or deposits.  The Federal Reserve requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries.

          As a bank holding company, the Company operates under the capital adequacy guidelines established by the Federal Reserve.  Under the Federal Reserve’s current risk-based capital guidelines for bank holding companies, the minimum required ratio for total capital to risk weighted assets we will be required to maintain is 8%, with at least 4% consisting of Tier 1 capital.  Tier 1 capital consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets.  Because the Company is a bank holding company with less than $500 million in total consolidated assets, these guidelines apply on a Bank-only basis.  These risk-based capital guidelines establish minimum standards and bank holding companies generally are expected to operate well above the minimum standards.

          The Company also is subject to requirements to file annual, quarterly and certain other reports with the SEC applicable under the Securities Exchange Act of 1934.

Supervision and Regulation of the Bank

          The Bank is examined and regulated by the Florida Department of Banking and Finance (the “Florida Department”) and, as a member of the Federal Reserve Bank System, the Federal Reserve Bank of Atlanta.  Under Florida law and Florida Department’s regulations, the Bank may pay cash dividends only up to the sum of:

•	current period net profits; plus

•	80% of its cumulative retained net profits for the preceding two years or, with the approval of the Florida Department, 80% of its cumulative retained net profits for a period longer than two years.

Also, no dividend may be paid by the Bank if

•

the sum of the amounts equal to the remaining 20% of the retained net profits for the periods from which the 80% is used to pay the dividends is less than the Bank’s book value of its common and preferred stock; or

•	the sum of the current period net profits plus the retained net profits for the preceding two years is less than zero.

          The Bank’s deposits are insured by the FDIC for a maximum of $100,000 per depositor.  For this protection, the Bank pays quarterly statutory assessments and will have to comply with the rules and regulations of the FDIC.  In case of member banks like the Bank, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations.

          As a member of the Federal Reserve, the Bank also has to comply with rules that restrict preferential loans by the bank to “insiders,” require the Bank to keep information on loans to principal shareholders and executive officers, and prohibit certain director and officer interlocks between financial institutions.  Also, under the Federal Reserve’s current risk-based capital guidelines for member banks, the Bank will be required to maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% consisting of Tier 1 capital.

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

Monetary Policy

          Banking is a business that depends on interest rate differentials.  The difference between the interest rates paid by the Bank on its deposits and other borrowings and the interest rate received on loans extended to its customers and on securities held in its portfolio comprises the major portion of the Bank’s earnings.

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

          Also, on July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), enacted to address corporate and accounting fraud, became effective.  SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients.  Among other things, it also

•	requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”);

•	imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures;

•	accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and

•	requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

          SOX requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.  To deter wrongdoing, SOX:

•	subjects bonuses issued to top executives to disgorgement if a restatement of the company’s financial statements was due to corporate misconduct;

•	prohibits an officer or director misleading or coercing an auditor;

•	prohibits insider trades during pension fund “blackout periods”;

•	imposes new criminal penalties for fraud and other wrongful acts; and

•	extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Item 2.	Description of Property.

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

          On June 25, 2001, the Bank opened a new branch facility located at 2102 59th Street West, Bradenton, Florida (the “Blake Hospital Branch”). The Blake Hospital Branch was built by a Florida limited liability partnership composed of four of the Company’s directors and a relative of one of the Company’s directors.  The Bank is leasing 3,812 square feet of the facility from the partnership on a ten year lease, at a rate of $23.50/square foot, with 3% annual increases and two five-year options.

          On October 31, 2005, the Bank opened a new branch facility at 501 8th Avenue West, Palmetto, Florida (the “Palmetto Branch”).  The Palmetto Branch was built by a Florida limited liability partnership composed of five of the Company’s directors.   The Bank is leasing 3,731 square feet of the facility from the partnership on a ten year lease, at the rate of $28.50/square foot, with 3% annual increases and two five-year options.

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

          The Registrant’s Amended and Restated Articles of Incorporation authorize it to issue up to 25,000,000 shares of the Common Stock.  As of March 15, 2007, 1,808,152 shares of the Common Stock were issued and outstanding to 662 holders of record.

          Since November 2004, the Common Stock has been trading on the OTCBB under the symbol “HZNB”.  The following table sets forth the range of high and low bid information for the four quarters of 2006, as reported by Bloomberg.com:

Quarter ended	High	Low

March 31	15.00	12.45
June 30	15.25	14.50
September 30	15.10	14.10
December 31	15.00	14.40

          These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          The following table sets forth the range of high and low bid information for the four quarters of 2005, as reported by Bloomberg.com:

Quarter ended	High	Low

March 31	7.50	6.25
June 30	11.00	7.95
September 30	13.00	10.00
December 31	12.90	11.75

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

          The Bank is restricted in its ability to pay dividends under the Florida banking laws and by regulations of the Federal Reserve.

Equity Compensation Plan Information

          The following chart sets forth information relating to the Company’s stock option plan.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluded securities reflected in column (a))(c)

Equity compensation plans approved by security holders	65,160		$9.52	63,047
Equity compensation plans not approved by security holders	34,380	(1)	$5.50	0
Total	99,540			56,047

(1)   These ten-year options were granted to Charles S. Conoley, the President and Chief Executive Officer, under an individual compensation arrangement on October 28, 1998.  The options vested in their entirety on December 31, 2004.

During 2006, the Company sold/granted the following securities without registering them under the Securities Act of 1933, as amended (the “Securities Act”):

•	Date:	January 3, 2006
	Securities:	Common Stock, $0.01 par value.
	Amount:	1,693 shares.
	Purchaser:	Barclay Kirkland, DDS
	Consideration:	$9,311.50 in cash paid in exercise of 1,693 options at an exercise price of $5.50 per share.
	Exemption:	The sale was exempt from registration under Section 4(2) of the Securities Act; the purchaser was a director of the Company.

•	Date:	September 29-30, 2006
	Securities:	Options to purchase shares of Common Stock, $0.01 par value, exercisable at $12 per share, on or before November 29, 2015.
	Amount:	3,003 shares.
	Purchasers/Grantees:	Charles S. Conoley	1,000 shares
		Michael S. Glasgow	167 shares
		Barclay Kirkland, DDS	167 shares
		C. Donald Miller	167 shares
		David K. Scherer	167 shares
		Bruce E. Shackelford	167 shares
		Elizabeth Thomason, DDS	167 shares
		Mary Ann P. Turner	167 shares
		Charles R. Urban	167 shares	, and
		Kathleen M. Jepson	667 shares	.
	Consideration:	None.
	Exemption:	These sales/grants were exempt from registration under Section 4(2) of the Securities Act; each of the purchasers was either a director or an executive officer, or both, of the Company.

•	Date:	December 1, 2006
	Securities:	Common Stock, $0.01 par value.
	Amount:	140 shares.
	Purchaser:	Barclay Kirkland, DDS
	Consideration:	$1680 in cash paid in exercise of 140 options at an exercise price of $12 per share.
	Exemption:	The sale was exempt from registration under Section 4(2) of the Securities Act; the purchaser was a director of the Company.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes which are included elsewhere herein.

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

          Allowance for Loan Losses:  Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.  Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For an additional discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see Note 2 in the Company’s consolidated financial statements for years ended December 31, 2006 and 2005.

          Income Taxes:  The Company estimates income tax expense based on the amount it expects to owe various tax authorities.  Income taxes are discussed in more detail in Note 13 of the consolidated financial statements.  Accrued taxes represent the net estimated amount due to or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatments taking into account statutory, judicial and regulatory guidance in the context of its tax position.  Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances, such as changes in tax laws influencing the Company’s overall tax position.

Overview

          The Company’s results of operations are largely dependent on interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings.  The results of operations are also affected by the level of income/fees from loans, deposits, borrowings, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

          For year ended December 31, 2006, the Company anticipated a higher net interest income as the Bank continued to expand its base of earning assets.  While it was evident early on that raising, short term interest rates would increase the cost of funds, management was able to manage the impact of the inverted yield curve and increase net interest income, through the expansion of earning assets.

          Looking ahead to 2007, the Company expects general rates to decrease in the second half of the year which will decrease cost of funds at a greater pace than the yield on earning assets.  The strategy for 2007 is to keep the net yield around 3.5%, but expand the earning asset base.  In addition, expense control and growth in non-interest income are also desirable objectives for 2007.  Additionally, investment in additional new business development capabilities and process improvements within the demand deposit area are expected to contribute positively to the 2007 results and beyond.

A.	Results of Operations.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.

          For the years ended December 31, 2006 and 2005, net income amounted to $1,845,571 and $1,426,971 respectively.  For 2006, basic and diluted income per share of Common Stock was $1.02 and $.94, respectively.  For 2005, basic and diluted loss per share of Common Stock was $.85 and $.80, respectively.  Because of the existence of warrants and stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income/loss per share. A portion of the warrants/options were dilutive during calendar year 2006.

          In general terms, the Company’s results of operations are determined by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense.  Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company’s ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

          Following is a comparison of the Company’s performance during calendar year 2006 and 2005.

          Average earning assets increased from $128.0 million at December 31, 2005, to $156.9 million at December 31, 2006, representing an increase of $28 million, or 22%.  Below are the various components of average earning assets for the periods indicated (in thousands):

	December 31

	2006	2005

Federal funds sold	$905	$2,129
Taxable/nontaxable securities	20,560	14,541
Loans	134,397	111,404

Total earning assets	$155,862	$128,076

          As a consequence of the increase in earning assets, net interest income also increased, from $5,572,427 for the year ended December 31, 2005, to $5,990,472 for the year ended December 31, 2006.  Below are the various components of interest income and expense, as well as their yield/cost for the periods indicated:

	December 31, 2006		December 31, 2005

Years Ended:	Interest Income /Expense	Yield /Cost	Interest Income /Expense	Yield /Cost

	($ in 000’s)
Interest income:
Federal funds sold	$45	4.97%	$86	4.04%
Taxable/nontaxable securities	1,227	5.97%	822	5.65%
Loans	10,424	7.76%	8,016	7.20%

Total	$11,696	7.50%	$8,924	6.97%

Interest expense:
NOW and money market deposits	$1,294	3.28%	$704	1.96%
Savings deposits	295	3.89%	96	1.77%
Time deposits	3,510	4.53%	2,335	3.39%
Other borrowings	607	4.45%	217	3.79%

Total	$5,706	4.13%	$3,352	2.89%

Net interest income	$5,990		$5,572

Net yield on earning assets		3.84%		4.35%

          The above table indicates that the net yield on earning assets decreased from 4.35% for the year ended December 31, 2005, to 3.84% for the year ended December 31, 2006.  This occurred because in an increasing interest rate environment management was able to obtain higher yielding interest assets while having to raise rates on deposits to keep abreast of the local competition.

Non-interest Income

          Non-interest income as a percentage of average total assets for years ended December 31, 2006 and 2005, respectively, amounted to .54% and .25%, respectively.  The reason for the increase is twofold:

a.	The year 2006 included a gain on the sale of loans of $420,408 while the gain on sale of loans in 2005 was $110,270.

b.	The Bank also realized a gain on the sale of servicing assets in 2006. No such gain was recorded in 2005.

          Components of non-interest income for calendar years 2006 and 2005 are as follows:

	Year Ended December 31

	2006	2005

Gain on sale of loans and servicing assets	$630,472	$110,377
(Loss) on sale of foreclosed assets	(3,232)	(107)
Service fees on deposit accounts	109,352	128,396
Miscellaneous other	152,667	103,459

Total	$889,259	$342,125

Non-Interest Expense

          Non-interest expense as a percentage of average total assets for years ended December 31, 2006 and 2005, respectively, amounted to 2.32% and 2.29%, respectively.  The primary reason for the above increase from calendar year 2006 to calendar year 2005 is an entire year of expenses associated with the Palmetto branch.

          Components of non-interest expense for calendar years 2006 and 2005 are as follows:

	Year Ended December 31,

	2006	2005

Salaries and benefits	$1,867,480	$1,567,962
Building and equipment expense	661,829	462,575
Professional fees	311,826	153,552
Data processing and software expense	363,257	300,074
Other operating expenses	586,551	641,744

Total	$3,790,943	$3,125,907

          During calendar year 2006, the allowance for loan losses grew from $1,273,524 to $1,570,844.  The allowance for loan losses, as a percentage of gross loans, increased from 1.03% at December 31, 2005, to 1.14% at December 31, 2006.

          As of December 31, 2006, management considers the allowance for loan losses to be adequate to absorb possible future losses.  However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity and Interest Rate Sensitivity

          Net interest income, the Company’s primary source of earnings, fluctuates with significant interest rate movements.  To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals.  Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

          Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates.  The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval.  The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin.  Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company’s overall interest rate risks.  The asset mix of the balance sheet is continually evaluated in terms of several variables:  yield, credit quality, appropriate funding sources and liquidity.  To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources.  The interest rate sensitivity position at year-end 2006 is presented below.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity (dollars in thousands):

	Within three months	After three months but within six months	After six but within one year	After one year but within five years	After five years	Total

EARNING ASSETS
Loans	49,850	6,029	11,573	59,797	10,551	137,800
Securities	576	497	899	6,147	15,440	23,559
Federal funds sold	0	0	0	0	0	0

Total earning assets	50,426	6,526	12,472	65,944	25,991	161,359

SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings	48,023	0	0	0	0	48,023
Certificates, Less than $100M	11,259	35,062	13,990	1,096	0	61,407
Certificates, $100M and over	2,865	13,091	3,658	103	0	19,717
Borrowings	2,500	0	0	5,000	8,000	15,500

Total interest-bearing liabilities	64,647	48,153	17,648	6,199	0	144,647

Interest rate sensitivity gap	(14,221)	(41,627)	(5,176)	59,745	17,991	16,712
Cumulative gap	(14,221)	(55,848)	(61,024)	(1,279)	16,712	—
Interest rate sensitivity gap ratio	0.78	0.14	0.71	10.64	N/A	1.12
Cumulative interest rate sensitivity gap ratio	0.78	0.50	0.64	.99	1.12	—

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

          As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank’s Asset/Liability Committee meets on a quarterly basis and develops management’s strategy for the upcoming period.  Such strategy includes anticipations of future interest rate movements.  Interest rate risk will, nonetheless, fall within previously adopted policy parameters to contain any risk.

          Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.  These funds can be obtained by converting assets to cash or by attracting new deposits.  The Company’s primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Cash and cash equivalents	4,673	7,174
CDs, over $100,000 to total deposit ratio	14.1%	15.6%
Loan to deposit ratio	98.8%	91.9%
Securities to total assets ratio	14.0%	12.6%
Brokered deposits	9,377	—

          As the above balances and ratios indicate, management believes that the Company’s 2006 liquidity position is satisfactory.  Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way.  The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.

Capital Adequacy

          There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

          The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items.  For example, cash and Treasury Securities are placed under a zero percent risk category while commercial loans are placed under the one hundred percent risk category.  Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital.  Under the risk-based capital guidelines, there are two “tiers” of capital.  Tier 1 capital consists of common shareholders’ equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interests.  Goodwill is subtracted from the total.  Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock.

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

          Since 1996, the Federal Reserve, the OCC and the FDIC consider interest rate risk in the determination of supervisory capital adequacy.  In their joint policy statement, the agencies emphasize the necessity of adequate oversight by a bank’s board of directors and senior management and of a comprehensive risk management process.  The policy statement also describes the critical factors affecting the agencies’ evaluations of a bank’s interest rate risk when making a determination of capital adequacy.  The agencies’ risk assessment approach used to evaluate a bank’s capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors.  Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

          The table below illustrates the Bank’s and Company’s regulatory capital ratios at December 31, 2006 and 2005:

Bank	2006	2005	Minimum Regulatory Requirement

Tier 1 Capital	9.5%	9.3%	4.0%
Tier 2 Capital	1.2%	1.2%	N/A

Total risk-based capital ratio	10.7%	10.5%	8.0%

Leverage ratio	7.4%	7.1%	3.0%

Company - Consolidated	2006	2005	Minimum Regulatory Requirement

Tier 1 Capital	9.8%	9.7%	4.0%
Tier 2 Capital	1.2%	1.2%	N/A

Total risk-based capital ratio	11.0%	10.6%	8.0%

Leverage ratio	7.5%	7.4%	3.0%

          The above ratios indicate that the capital position of the Bank strengthened by twenty (20) basis points (or 1.9%) during calendar year 2006, while the capital position of the Company was strengthened by the increased earnings in 2006.

Financial Statements and Supplementary Data.

The following financial statements are contained in this Item 7:
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005
Notes to Consolidated Financial Statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005

F-i

F-ii

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Horizon Bancorporation, Inc.
Bradenton, Florida

          We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton, Florida and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/S/ Francis & Co., CPA’s

Atlanta, Georgia
March 8, 2007

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Balance Sheets

	As of December 31,

	2006	2005

ASSETS
Cash and due from banks	$4,672,956	$3,397,308
Federal funds sold	0	3,777,000

Total cash and cash equivalents	$4,672,956	$7,174,308
Securities:
Held to maturity, at amortized cost	6,539,698	2,840,466
Available-for-sale at fair value	17,018,928	16,318,978
Loans, net	136,229,170	122,193,176
Property and equipment, net	2,116,015	2,148,655
Other assets	1,696,568	1,228,767

Total Assets	$168,273,335	$151,904,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$10,384,537	$12,709,142
Interest bearing deposits	129,146,962	120,144,293

Total deposits	$139,531,499	$132,853,435
Federal Home Loan Bank borrowings	15,500,000	8,000,000
Dividends payable	180,815	—
Other liabilities	491,404	164,339

Total Liabilities	$155,703,718	$141,017,774

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$—	$—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,808,152(2006) and 1,797,619 (2005) shares issued and outstanding	18,082	17,976
Paid-in-capital	10,223,103	10,150,543
Retained earnings	2,468,651	803,895
Accumulated other comprehensive income, net of tax	(140,219)	(85,838)

Total Shareholders’ Equity	$12,569,617	$10,886,576

Total Liabilities and Shareholders’ Equity	$168,273,335	$151,904,350

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Income/Operations

	Year Ended December 31,

	2006	2005

Interest Income:
Interest and fees on loans	$10,424,319	$8,015,979
Interest on investment securities	1,227,172	822,473
Interest on federal funds sold	45,428	85,931

Total interest income	$11,696,919	$8,924,383
Interest Expense:
Interest on deposits	5,098,527	3,135,174
Interest on borrowings	607,920	216,781

Total interest expense	5,706,447	3,351,955

Net interest income	5,990,472	5,572,428
Provision for possible loan losses	170,000	377,000

Net interest income after provision for possible loan losses	$5,820,472	$5,195,428

Other Income:
Gain on sale of loans	$423,640	$110,377
(Loss) on sale of foreclosed assets	(3,232)	(107)
Gain on sale of servicing assets	206,832	0
Gain on sale of assets	4,490	0
Service fees on deposit accounts	100,524	158,582
Miscellaneous, other	157,005	73,273

Total other income	$889,259	$342,125

Other Expenses:
Salaries and benefits	$1,867,480	$1,567,962
Building and equipment expense	661,829	462,575
Professional fees	311,826	153,552
Data processing and software expense	363,257	300,074
Other operating expenses	586,551	641,744

Total other expenses	$3,790,943	$3,125,907

Income before income tax	$2,918,788	$2,411,646
Income tax	1,073,217	984,675

Net income	$1,845,571	$1,426,971

Basic income per share	$1.02	$.85

Diluted income per share	$.94	$.80

Weighted average number of shares outstanding:
Basic	1,805,789	1,673,873

Diluted	1,969,451	1,780,384

Refer to notes to the consolidated financial statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2006 and 2005

	Common Stock				Accumulated Other Comprehensive Income
			Paid-In-Capital	Retained Earnings
	Shares	Par Value					Total

Balance December 31, 2004	1,505,857	$15,058	$8,122,988	$(623,076)		$(79,544)	$7,435,426
Comprehensive Income:
Net income, 2005	—	$—	$—	$1,426,971	$		$1,426,971
Unrealized (loss), securities, net of tax	—	—	—	—		(6,294)	(6,294)

Total comprehensive income	—	$—	$—	$1,426,971		$(6,294)	$1,420,677
Exercise of warrants/options	291,762	2,918	2,027,555	—		—	2,030,473

Balance, December 31, 2005	1,797,619	$17,976	$10,150,543	$803,895		$(85,838)	$10,886,576

Comprehensive Income:
Net income, 2006	—	$—	$—	$1,845,571	$		$1,845,571
Unrealized (loss), securities, net of tax	—	—	—	—		(54,381)	(54,381)

Total comprehensive income	—	$—	$—	$1,845,571		$(54,381)	$1,791,190
Exercise of warrants/options	10,533	106	54,136	—		—	54,242
Stock based compensation			18,424				18,424
Dividends payable				(180,815)			(180,815)

Balance, December 31, 2006	1,808,152	$18,082	$10,223,103	$2,468,651		$(140,219)	$12,569,617

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2006	2005

Cash flows from operating activities
Net income	$1,845,571	$1,426,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280,880	248,484
(Accretion) of securities	(4,439)	(24,714)
Provision for loan losses	170,000	377,000
Stock based compensation	18,424	0
Loss on sale of foreclosed assets	3,231	0
Gain on sale of fixed assets	(4,490)	0
Gain on sale of servicing assets	(206,832)	0
Gain on sale of loans	(423,640)	(110,377)
Changes in assets and liabilities that (used) provided cash:
Accounts receivables and other assets	(546,034)	(622,726)
Payables and other liabilities	531,235	(226,925)

Net cash provided by operating activities	$1,663,906	$1,067,713

Cash flows from investing activities:
Proceeds from sale of foreclosed assets	$1,650	$0
Proceeds from sale of loans	11,075,491	2,311,172
Purchase of securities, held-to-maturity	(3,700,519)	(2,840,596)
Purchase of securities, AFS	(2,190,980)	(4,659,605)
Proceeds from maturity and pay-downs of securities, AFS	1,747,877	1,460,774
Purchase of Federal Bank Stock	(328,800)	0
Loan originations, net	(24,651,013)	(22,991,120)
Property and equipment expenditures, net	(170,455)	(329,366)

Net cash used by investing activities	$(18,216,749)	$(27,048,741)

Cash flows from financing activities:
Exercise of warrants and options	$54,242	$2,030,473
Increase in deposits	6,678,064	24,182,593
Increase in borrowings, net	7,500,000	1,700,000
Declaration of cash dividend	(180,815)	0

Net cash provided by financing activities	$14,051,491	$27,913,066

Net increase/(decrease) in cash and cash equivalents	$(2,501,352)	$1,932,038
Cash and cash equivalents, beginning of period	7,174,308	5,242,270

Cash and cash equivalents, end period	$4,672,956	$7,174,308

Supplemental Information:
Income taxes paid	$1,123,554	$1,387,247

Interest paid	$5,597,909	$3,299,835

Refer to notes to the consolidated financial statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 1 - Organization of the Business

          Horizon Bancorporation, Inc., Bradenton, Florida (the “Company”) is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the “Bank”).  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation (the “FDIC”) subject to certain limitations imposed by the FDIC.

          The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of December 31, 2006 and 2005, there were 1,808,152 and 1,797,619 shares of the Company’s common stock issued and outstanding.  Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock.  The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  As of December 31, 2006, there were no shares of the Company’s preferred stock issued or outstanding.

Note 2 - Summary of  Significant Accounting Policies

          Basis of Presentation and Reclassification.  The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year’s amounts have been reclassified to conform to the current year presentation; such reclassifications had no impact on net income or shareholders’ equity.

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

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          Securities.  Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost.  Securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings.  Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value with the unrealized holding gains/losses reported as a component of other comprehensive income, net of tax.  Generally, in the available-for-sale category are securities that are held to meet investment objectives such as interest rate risk, liquidity management and asset-liability management strategies among others.  The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.  The Company does not have trading securities at December 31, 2006 and 2005.  Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

          The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities.  Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date.  Declines in the fair value of specific securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

          In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

          Loans.  Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses.  Interest income is accrued on the outstanding principal balance.

          The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral.  Interest income on nonaccrual loans is recognized on the cash-basis or cost-recovery method until the loans are returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.  Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

          The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

          The evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

          The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          Property and Equipment.  Building, leasehold improvements, furniture, and equipment are stated at cost, net of accumulated depreciation.  Land is carried at cost.  Depreciation is computed principally by the straight-line method based on the estimated useful lives of the related assets.  Maintenance and repairs are charged to operations, while major improvements are capitalized.  Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations.  The Company had no capitalized lease obligations at December 31, 2006 and 2005.

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

          Income Taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives recognition to changes in tax rates and laws.

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

           Stock-Based Compensation.  Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R.  In the “modified prospective” method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with FASB No. 123R, prior period amounts were not restated.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Year Ended December 31, 2005

Net income, as reported	$1,426,971
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36,261)

Pro forma net income	$1,390,710

Earnings per share:
Basic - as reported	$.85

Basic - pro forma	$.83

Diluted - as reported	$.80

Diluted - pro forma	$.78

          Cash and Cash Equivalents.  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with other financial institutions that have an initial maturity of less than 90 days, federal funds sold and resell agreements.  Net cash flows are reported for loans, loans held for sale, deposit transactions, and short-term borrowings.

          Operating Segments.  The Company determined, in accordance with Financial Accounting Standards No. 131, “Disclosure about Segment of an Enterprise and Related Information,” that it is a single reportable entity.  The Company’s business activities are confined to community banking.

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

          Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Comprehensive income for calendar years 2006 and 2005 are shown in the consolidated statements of changes in shareholders’ equity.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          Recent Accounting Pronouncements.  In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return.  It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements.  These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained.  At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed.  This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

          In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  The standard provides guidance for using fair value to measure assets and liabilities.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

Note 3 - Federal Funds Sold

          The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits.  When the Bank’s cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis.  At December 31, 2006 and 2005, federal funds sold were zero and $3,777,000, respectively.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 4 - Securities Held-to-Maturity

          The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2006 follow:

Description	Amortized Costs	Gains	Gross Unrealized Losses	Estimated Market Values

State, County and Municipalities	$5,539,698	$22,261	$(8,881)	$5,553,078
Corporate Securities	1,000,000	0	0	1,000,000

Total Securities	$6,539,698	$22,261	$(8,881)	$6,553,078

          The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2005 follow:

Description	Amortized Costs	Gains	Gross Unrealized Losses	Estimated Market Values

State, County and Municipalities	$2,840,466	$—	$(67,898)	$2,772,568

Total Securities	$2,840,466	$—	$(67,898)	$2,772,568

          The amortized costs and estimated market values of securities held-to-maturity at December 31, 2006 by contractual maturity are shown in the following chart.  Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values

Due after ten years	$6,539,698	$6,553,078

Total securities	$6,539,698	$6,553,078

          At December 31, 2006, none of the securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.  No securities were sold during calendar years 2006 and 2005.

          Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	December 31, 2006

	Less Than Twelve Months		Over Twelve Months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State, County and Municipal	$1,418,585	$(8,049)	$480,509	$(832)	$1,899,094	$(8,881)

Total	$1,418,585	$(8,049)	$480,509	$(832)	$1,899,094	$(8,881)

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

	December 31, 2005

	Less Than Twelve Months		Over Twelve Months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State, County and Municipal	$2,772,568	$(67,898)	$—	$—	$2,772,568	$(67,898)

Total	$2,772,568	$(67,898)	$—	$—	$2,772,568	$(67,898)

          Unrealized losses on held-to-maturity securities amounted to $8,881(2006) and $67,898(2005) representing 0.14% (2006) and 2.39% (2005) of the total securities held.  All of the unrealized losses relate to counties and municipalities in the United States of America and all issues were rated triple A by Moody’s and Standard and Poors.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Note 5 - Securities Available-for-Sale

          The amortized costs and estimated market values of securities available-for-sale as of December 31, 2006 follow:

Description	Amortized Costs	Gains	Gross Unrealized Losses	Estimated Market Values

U.S. Agency	$2,110,000	$—	$(67,952)	$2,042,048
Collateralized Mortgage Obligations	4,284,097	645	(131,082)	4,153,660
Mortgage Backed Securities	3,438,907	6,114	(10,562)	3,434,459
Trust-Preferred Securities	6,011,564	2,012	(11,626)	6,001,950
Other Securities	1,386,811	—	—	1,386,811

Total Securities	$17,231,379	$8,771	$(221,222)	$17,018,928

          Other securities include equity investments in FRB, FHLB, and two other banks whose sole owners are other financial institutions.  None of the above equity investments is available to the general public.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          The amortized costs and estimated market values of securities available-for-sale as of December 31, 2005 follow:

Description	Amortized Costs	Gains	Gross Unrealized Losses	Estimated Market Values

U.S. Agency	$2,110,000	$—	$(65,644)	$2,044,356
Collateralized Mortgage Obligations	4,787,300	10,751	(70,219)	4,727,832
Mortgage Backed Securities	1,475,427	10,264	(10,662)	1,475,029
Trust-Preferred Securities	7,023,011	—	(9,261)	7,013,750
Other Securities	1,058,011	—	—	1,058,011

Total Securities	$16,453,749	$21,015	$(155,786)	$16,318,978

          The amortized costs and estimated market values of securities available-for-sale at December 31, 2006 by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values

Due after five through ten years	$1,110,000	$1,095,348
Due after ten years	14,734,568	14,536,769
No maturity (equity securities)	1,386,811	1,386,811

Total securities	$17,231,379	$17,018,928

          At December 31, 2006 and 2005, none of the securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.  No securities were sold during calendar years 2006 and 2005, although $1,000,000 of trust preferred securities were called in 2006.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	December 31, 2006

	Less Than Twelve Months		Over Twelve Months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agency	$0	$0	$2,042,048	$(67,952)	$2,042,048	$(67,952)
Collateralized Mortgage obligations	—	—	3,436,726	(131,082)	3,436,726	(131,082)
Mortgage backed securities	—	—	292,965	(10,562)	292,965	(10,562)
Trust preferred securities	—	—	496,950	(11,626)	496,950	(11,626)

Total	$0	$0	$6,268,689	$(221,222)	$6,268,689	$(221,222)

	December 31, 2005

	Less Than Twelve Months		Over Twelve Months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agency	$1,098,456	$(11,544)	$945,900	$(54,100)	$2,044,356	$(65,644)
Collateralized Mortgage obligations	1,599,657	(16,983)	2,281,241	(53,236)	3,880,898	(70,219)
Mortgage backed securities	—	—	328,434	(10,662)	328,434	(10,662)
Trust preferred securities	1,513,750	(9,261)	—	—	1,513,750	(9,261)

Total	$4,211,863	$(37,788)	$3,555,575	$(117,998)	$7,767,438	$(155,786)

          Unrealized losses in the securities portfolio amounted to $221,222 (2006) and $155,786 (2005) representing 1.30% (2006) and .95% (2005) of the total portfolio.  All of the unrealized losses relate to U.S. Agency securities, U.S. government corporations, and indirect obligations of financial institutions.  These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 6 - Loans

          The composition of net loans by major loan category, as of December 31, 2006 and 2005, follows:

	December 31,

	2006	2005

Real estate - commercial	$82,939,656	$63,439,382
Real estate - construction	4,060,769	5,547,123
Real estate - residential	28,865,211	34,526,349
Commercial	14,908,517	15,258,874
Consumer	7,025,861	4,694,972

Loans, gross	$137,800,014	$123,466,700
Deduct:
Allowance for loan losses	(1,570,844)	(1,273,524)

Loans, net	$136,229,170	$122,193,176

          The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended December 31,

	2006	2005

Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	6,118,891	2,470,535

Total impaired loans	$6,118,891	$2,470,535

Valuation allowance related to impaired loans	$626,881	$320,603

Average investment in impaired loans	$3,801,869	$2,216,786

Interest recognized on impaired loans	$332,488	$158,511

          Loans on non-accrual status amounted to $1,707,572 at December 31, 2006 and to $30,360 at December 31, 2005.  Interest recognized on non-accruing loans at December 31, 2006 and 2005 was $46,524 and $2,277, respectively.  Loans past due ninety days or more and still accruing interest amounted to $158,443 and $0, at December 31, 2006 and 2005, respectively.

Note 7 - Allowance for Possible Loan Losses

          The allowance for possible loan losses (the “Allowance”) is a valuation reserve available to absorb future loan charge-offs.  The Allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off.  The Allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          Individual consumer loans are predominantly undersecured, and the allowance for possible losses associated with these loans has been established accordingly.  Real estate, receivables, inventory, machinery, equipment, or financial instruments generally secure the majority of the non-consumer loan categories.  The amount of collateral obtained is based upon management’s evaluation of the borrower.

          Activity within the Allowance accounts for the years ended December 31, 2006 and 2005 follows:

	December 31

	2006	2005

Balance, beginning of year	$1,273,524	$940,000
Add: Provision for loan losses	170,000	377,000
Add: Recoveries of previously charged off amounts	200,507	29,617

Total	$1,644,031	$1,346,617
Deduct: Amount charged off	(73,187)	(73,093)

Balance, end of year	$1,570,844	$1,273,524

Note 8 - Property and Equipment

          Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation.  Land is stated at cost.  Components of property and equipment included in the consolidated balance sheets at December 31, 2006 and 2005 follow:

	December 31

	2006	2005

Land	$410,078	$410,078
Land Improvements	48,399	48,399
Building	1,113,754	1,111,124
Leasehold improvements	92,733	92,733
Furniture and equipment	1,322,541	1,225,732

Property and equipment, gross	$2,987,505	$2,888,066
Deduct:
Accumulated depreciation	(871,490)	(739,411)

Property and Equipment, net	$2,116,015	$2,148,655

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $202,109 and $156,064, respectively.  Depreciation is charged to operations over the estimated useful lives of the assets.  The estimated useful lives and methods of depreciation for the principal items follow:

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

          At December 31, 2006 and 2005, the Company had unused loan commitments of approximately $12.7 million and $12.5 million, respectively.  Additionally, there were $123,000 and $119,000 in commitments under standby letters of credit at December 31, 2006 and 2005, respectively.  Various assets collateralize the majority of the loan commitments.  No material losses are anticipated as a result of these transactions.

          On June 30, 1999, the Bank entered into a seven-year contractual agreement (the “Agreement”) with a data processing provider that Agreement was renegotiated on May 11, 2001, with the new owner of the data processing company.  The Agreement was extended to May 10, 2008, with a renewal feature for an additional seven-year period.  The monthly service fee varies according to the services used and the number and type of transactions processed.  Expenses associated with the above and predecessor agreements associated with data processing services amounted to $277,363 and $270,421, respectively, for the years ended December 31, 2006 and 2005.

          The Company and its subsidiary are subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company and its subsidiary.

          Please refer to Note 15 concerning leases for branch offices from a Partnership.

          Please refer to Note 15 concerning warrants and options earned by directors and employees of the Bank.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 10 - Deposits

          The following details deposit accounts at December 31, 2006 and 2005:

	December 31,

	2006	2005

Non-interest bearing deposits	$10,384,537	$12,709,142
Interest bearing deposits:
NOW accounts	7,127,158	8,808,485
Money market	31,067,965	33,499,809
Savings	9,827,503	5,062,762
Time, less than $100,000	61,407,331	54,775,148
Time, $100,000 and over	19,717,005	17,998,089

Total deposits	$139,531,499	$132,853,435

          At December 31, 2006, the scheduled maturities of all certificates of deposit were as follows:

Year Ending December 31,	Amount

2007	$62,169,225
2008	13,717,261
2009	4,035,428
2010	396,592
2011	801,937
2013	3,893

Total	$81,124,336

Note 11 - Borrowings

          On August 31, 2006, the Company initiated borrowings of up to $2,500,000, of which $0 were outstanding at December 31, 2006.  The loan was secured by the Bank’s issued and outstanding common stock; it carries a rate of “One Month London Interbank Offering Rates” index plus 1.85%.  The loan provides for interest-only quarterly payments until maturity, or August 31, 2008, when principal becomes due.

          On September 28, 2005, the Company initiated borrowings of up to $1,500,000, of which $0 were outstanding at December 31, 2006.  The loan was secured by the Bank’s issued and outstanding common stock; it carried a rate of “Bloomberg Money Rates” index plus 1.85%.  The loan provided for interest-only quarterly payments until maturity.  During 2006, this loan was replaced with the loan detailed above.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          During calendar years 2006 and 2005, the Bank obtained several funding advances from the Federal Home Loan Bank (the “FHLB”).  The above advances are secured by a blanket lien on all residential mortgages held by the Bank.  The outstanding balance on the above funding advances amounted to $15,500,000 and $8,000,000, respectively, at December 31, 2006 and 2005.  The interest rate on the above advances is 4.18% and 3.79% at December 31, 2006 and 2005, respectively.  The maturity dates for the advances outstanding at December 31, 2006 were July 22, 2015 for $8million, December 5, 2011 for $5million and January 30, 2007 for $2.5million.  The maturity date for the advances outstanding at December 31, 2005 was July 22, 2015.

Note 12 - Interest on Deposits and Borrowings

          A summary of interest expense for the years ended December 31, 2006 and 2005 follows:

	December 31,

	2006	2005

Interest on NOW accounts	$32,121	$19,368
Interest on money market accounts	1,261,111	679,039
Interest on savings accounts	295,020	96,248
Interest on CDs under 100,000	2,555,935	1,798,706
Interest on CDs $100,000 and over	954,340	541,813
Interest on borrowings	607,920	216,781

Total interest on deposits and borrowings	$5,706,447	$3,351,955

Note 13 - Other Operating Expenses

          A summary of other operating expenses for the years ended December 31, 2006 and 2005 follows:

	December 31,

	2006	2005

Postage and courier	$63,217	$68,733
Advertising and promotion	102,514	113,302
Taxes and insurance	126,430	80,188
Telephone	25,447	28,529
Supplies and printing	48,133	66,286
Meetings and seminars	36,066	24,075
Correspondent bank charges	28,885	6,029
Amortization of intangible	0	62,786
Directors’ fees	55,200	58,200
Other	100,659	133,616

Total other operating expenses	$586,551	$641,744

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 14 - Income Taxes

          As of December 31, 2006 and 2005, the Company’s provision for income taxes consisted of the following:

	December 31,

	2006	2005

Current	$1,166,386	$1,098,073
Deferred	(93,169)	(92,034)
Change in valuation allowance	—	(21,364)

	$1,073,217	$984,675

          The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	December 31,

	2006	2005

Tax provision at Federal statutory rate	$992,388	$819,959
Tax-exempt income	(69,480)	(6,230)
State income tax	160,200	132,366
Change in valuation allowance	—	(21,364)
Stock-based compensation	12,076	—
Other	(21,967)	59,944

Income tax expense	$1,073,217	$984,675

          The components of deferred income taxes are as follows:

	December 31,

	2006	2005

Deferred tax assets:
Loan loss reserves	$534,087	$432,998
Stock options/warrants	12,076	—
Unrealized loss, AFS securities	72,233	45,822

Total	618,396	478,820

Deferred tax liabilities:
Depreciation	151,590	131,594
Valuation allowance	122,904	122,904

Total	274,494	254,498

Net deferred tax asset	$343,902	$224,322

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during  the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at December 31, 2006.

Note 15 - Related Party Transactions

          Under the terms of the existing Stock Option Plan (the “Plan”), options to purchase shares of the Company’s common stock may be granted to directors and employees at a price that is not less than the fair market value of such stock at the date of the grant.  Options granted to employees under the Plan may be designated as incentive stock options.  All options, as well as organizer warrants, expire no more than ten years from the date of the grant and fully vest over a period of between three-to-five years.

          Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R.  In the “modified prospective” method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with FASB No. 123R, prior period amounts were not restated. FASB No. 123R also requires the tax benefits associated with these stock-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

          As a result of adopting FASB No. 123R on January 1, 2006, the Company’s net income for the year ended December 31, 2006 decreased by approximately $22,000 compared to accounting for stock-based compensation under APB Opinion No. 25.  Basic and diluted earnings per share for the year ended December 31, 2006 were reduced by $.01 per share as a result of adopting FASB No. 123R.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          At December 31, 2006, there was approximately $166,784 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.7 years.

          A summary of the options/warrants activity for the years ended December 31, 2006 and 2005 is presented below.

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2004	588,969	$6.30

Granted during 2005	18,260	$12.00
Exercised during 2005	(291,762)	6.96
Forfeited during 2005	(10,680)	7.00

Outstanding, December 31, 2005	304,787	$5.99

Granted during 2006	19,600	$14.50
Exercised during 2006	(10,533)	5.51
Forfeited during 2006	(374)	12.00

Outstanding, December 31, 2006	313,480	$6.53

          The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

2006

Stock options expected to vest:
Number	313,480
Weighted average exercise price	$6.53
Aggregate intrinsic value	$2,498,200
Weighted average contractual term of options	4.8 years
Range of option price	$5.50 to $14.50
Stock options vested and currently exercisable:
Number	281,707
Weighted average exercise price	$5.74
Aggregate intrinsic value	$2,467,768
Weighted average contractual term of options	3.5 years
Range of option price	$5.50 to $12.00

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          The fair value of the options granted in 2006 and 2005 was based upon the discounted value of future cash flows of the options using the following assumptions:

	2006	2005

Risk-free interest rate	4.55%	4.25%
Expected life of the options	10 years	10 years
Expected dividends (as a percent of the fair value of the stock)	—	—
Expected volatility	15.0%	12.0%
Value of option	$5.80	$4.40

          Lease of a Branch Office.  On February 9, 2001, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the “Horizon Partnership”) to lease approximately 3,800 square-feet of a new office building in Bradenton, Florida.  Four of the Company’s board members are also the majority owners of the Horizon Partnership.  The lease, which commenced on June 1, 2001, is for a period of 10 years with two consecutive five-year extensions.  In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments that may be levied against the property.  The total monthly payment approximates $7,900, an amount that was paid beginning with the September 1, 2001 payment.  The monthly lease payments increases by 3% on the date of each anniversary.  For the years ended December 31, 2006 and 2005, expenses associated with this lease amounted to $109,805 and $106,613, respectively.

          On May 18, 2005, the Bank entered into a lease agreement with TCB,LLP, (the “TCB Partnership”) to lease approximately 3,800 square-feet of a new office building in Palmetto, Florida.  Five of the Company’s board members are also the majority owners of TCB, LLP.  The lease, which commenced on October 10, 2005, is for a period of 10 years with two consecutive five-year extensions.  In addition to the monthly lease payment, the Bank is required to pay pro-rata real estate taxes and special assessments that may be levied against the property.  The total monthly payment approximates $9,500, an amount that was paid beginning with the October 11, 2005 payment.  The monthly lease payments increases by 3% on the date of each anniversary.  For the years ended December 31, 2006 and 2005, expenses associated with this lease amounted to $114,095 and $28,311, respectively.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          As of December 31, 2006, the future minimum lease commitments are as follows:

Year Ending December 31,	Amount

2007	$229,537
2008	236,430
2009	243,529
2010	250,833
2011	184,028
Thereafter	531,888

Total	$1,676,245

          Payments to Directors.  Two directors received $28,149 and $17,597 for products and services sold to the Company during the years ended December 31, 2006 and 2005, respectively.  Fees to directors during the years ended December 31, 2006 and 2005 amounted to $55,200 and $58,200 respectively.

          Borrowings and Deposits by Directors and Executive Officers.  Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business.  As of December 31, 2006 and 2005, loans outstanding to directors, their related interests and executive officers aggregated $3,383,524 and $2,827,421 respectively.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties.  In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

          A summary of the related party loan transactions during the calendar years 2006 and 2005 follows:

	Insider Loan Transactions

	2006	2005

Balance, beginning of year	$2,827,421	$2,540,006
New loans	569,655	508,884
Less: Principal reductions	(13,552)	(221,469)

Balance, end of year	$3,383,524	$2,827,421

          Deposits by directors and their related interests, as of December 31, 2006 and 2005 approximated $2,694,699 and $4,720,955, respectively.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 16 - Concentrations of Credit

          The Company originates primarily commercial, residential, and consumer loans to customers in Manatee County, Florida, and surrounding counties.  The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Manatee County and the surrounding counties.

          Eighty-four percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area.  Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company’s primary market area.  The other significant concentrations of credit by type of loan are set forth under Note 5.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, or approximately $3,100,000 at December 31, 2006.

Note 17 - Regulatory Matters

          The Company is governed by various regulatory agencies.  The FRB regulates bank holding companies and their nonbanking subsidiaries.  The Bank was chartered by the State of Florida and is a member of the Federal Reserve System.  As such, the Bank is regulated by the Florida’s Comptroller Office and by the FRB.

          Various requirements and restrictions under federal and state laws regulate the operations of the Company.  These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations.  The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank.  The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare.  At December 31, 2006, approximately $700,000 of the subsidiary bank’s retained earnings was available for dividend declaration without prior regulatory approval.

          The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB.  Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing.  Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities.  Pursuant to the FRB’s reserve requirements, the Bank was required to maintain cash reserve balances in the amount of $238,000.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

          Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Management believes that the Company and the Bank, as of December 31, 2006, meet all capital adequacy requirements to which they are subject.

          As of December 31, 2006, the Bank was considered to be Well Capitalized.  There are no conditions or events since December 31, 2006 that management believes have changed the Bank’s Adequately Capitalized category.  To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

	Adequately Capitalized	Well Capitalized

Total risk-based capital ratio	8.0%	10.0%
Tier 1 risk-based capital ratio	4.0%	6.0%
Tier 1 leverage ratio	4.0%	5.0%

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

			Minimum Regulatory Capital Guidelines for Banks

	Actual		Adequately Capitalized			Well Capitalized

(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2006:
Total capital-risk-based
(to risk-weighted assets):
Bank	$13,970	10.7%	$10,419	>	8%	$13,024	>	10%
Consolidated	14,281	11.0%	10,416	>	8%	N/A	>	N/A
Tier 1 capital-risk-based
(to risk-weighted assets):
Bank	$12,399	9.5%	$5,210	>	4%	$7,814	>	6%
Consolidated	12,710	9.8%	5,208	>	4%	N/A		N/A
Tier 1 capital-leverage
(to average assets):
Bank	$12,399	7.4%	$6,743	>	4%	$8,428	>	5%
Consolidated	12,710	7.5%	6,761	>	4%	N/A		N/A

			Minimum Regulatory Capital Guidelines for Banks

	Actual		Adequately Capitalized			Well Capitalized

(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2005:
Total capital-risk-based
(to risk-weighted assets):
Bank	$11,779	10.5%	$9,012	>	8%	$11,265	>	10%
Consolidated	12,247	10.9%	9,012	>	8%	N/A	>	N/A
Tier 1 capital-risk-based
(to risk-weighted assets):
Bank	$10,505	9.3%	$4,506	>	4%	$6,759	>	6%
Consolidated	10,973	9.7%	4,506	>	4%	N/A		N/A
Tier 1 capital-leverage
(to average assets):
Bank	$10,505	7.1%	$5,894	>	4%	$7,368	>	5%
Consolidated	10,973	7.4%	5,894	>	4%	N/A		N/A

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 18 - Fair Value of Financial Instruments

          The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107, “Disclosure about Fair Values of Financial Instruments”, excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

          Loans.  The fair values of the Company’s loans and lease financing have been estimated using two methods:  (1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and (2) for all other loans, the discounting of projected future cash flows.  When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end.  In addition, when computing the estimated fair values for all loans, the allowance for loan losses is subtracted from the calculated fair values for consideration of credit issues.

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

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

          Borrowings.  The fair value of borrowings are estimated by discounting future cash flows using current market rates for similar types of borrowing arrangements.

          Accrued Interest Payable. The carrying amount of accrued interest payable approximates the fair value.

          Off-Balance Sheet Instruments.  Fair values of the Company’s off-balance sheet financial instruments are based on fees charged to enter into similar agreements.  However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded.  The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

          The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2006 and 2005.  The information presented is based on pertinent information available to management as of December 31, 2006 and 2005.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2006		December 31, 2005

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$4,672,956	$4,672,956	$3,397,308	$3,397,308
Federal funds sold	0	0	3,777,000	3,777,000
Securities held-to-maturity	6,539,698	6,553,078	2,840,466	2,772,568
Securities available-for-sale	17,018,928	17,018,928	16,318,978	16,318,978
Loans, net	136,229,170	146,798,000	122,193,76	128,265,029
Accrued interest receivable	1,122,780	1,122,780	795,116	795,116
Financial liabilities:
Deposits	$139,531,499	$137,547,000	$132,853,435	$133,627,631
Borrowings	15,500,000	14,555,000	8,000,000	8,000,000
Accrued Interest Payalble	190,434	190,434	87,896	87,896

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 19 - Dividends

          The primary source of funds available to the Company to honor its financial obligations and pay cash dividends to its shareholders is from the Bank.  Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank.  Further restrictions could result from a review by regulatory authorities of the Bank’s capital adequacy. For the year ended December 31, 2006 a $0.10 per share dividend payable on January 15, 2007 to all shareholders of record on December 31, 2006 was declared.  The Company recorded a liability of $180,815 for dividends payable for the year ended December 31, 2006.  For the year ended December 31, 2005, no dividends were paid to shareholders.

Note 20 - Parent Company Financial Information

          This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets

	December 31,

	2006	2005

Assets
Cash	$465,903	$432,703
Investment in Bank	12,258,587	10,419,239
Other Assets	25,942	34,634

Total Assets	$12,750,432	$10,886,576

Liabilities and Shareholders’ Equity:
Dividends payable	$180,815	$—
Notes payable	—	—

Total Liabilities	$180,815	$—

Common stock	$18,082	$17,976
Paid-in-capital	10,223,103	10,150,543
Retained earnings	2,468,651	803,895
Accumulated comprehensive income	(140,219)	(85,838)

Total Shareholders’ equity	$12,569,617	$10,886,576

Total Liabilities and Shareholders’ equity	$12,750,432	$10,886,576

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Parent Company Statements of Income

	December 31,

	2006	2005

Interest income	$15,308	$6.328
Compensation expense	10,000	0
Miscellaneous expense	70,983	93,824

Income/(loss) before income tax, and equity in undistributed income of the Bank	$(65,675)	$(87,496)
Income tax expense/(benefit)	(25,942)	(34,229)

(Loss) before equity in undistributed income of the Bank	$(39,733)	$(53,267)
Equity in undistributed income of the Bank	1,885,304	1,480,238

Net income	$1,845,571	$1,426,971

Parent Company Statements of Cash Flows

	Year Ended December 31,

	2006	2005

Cash flows from operating activities:
Net income	$1,845,571	$1,426,971
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(1,885,304)	(1,480,238)
Change in other assets	18,691	(34,228)
Change in other liabilities	180,815	(47,086)

Net cash provided/(used) by operating activities	$159,773	$(134,581)

Cash flows from investing activities:
Investment in Bank	$0	$(300,000)

Net cash provided/(used) by investing activities	$0	$(300,000)

Cash flows from financing activities:
Exercise of warrants/options	$54,242	$2,030,473
Declaration of cash dividend	(180,815)	(1,300,000)

Net cash provided/(used) by financing activities	$(126,573)	$730,473

Net change in cash and cash equivalents	$33,200	$295,892
Cash and cash equivalents, beginning of year	432,703	136,811

Cash and cash equivalents, end of year	$465,903	$432,703

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

THIS PAGE INTENTIONALLY BLANK

Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

          The Registrant did not change accountants in 2006 and continues to use the independent accounting firm of Francis & Company, CPAs.

Item 8A.	Controls and Procedures.

          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

          There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B.	Other Information.

          There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2006, that was not reported.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

          The Company has adopted a Code of Ethics for directors and officers, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.  Shareholders and any others may request a free copy of the Company’s Code of Conduct by writing to Horizon Bancorporation, Inc., 900 53rd Avenue East, Bradenton, Florida 34203, Attention: Charles S. Conoley.

          The remaining information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2007 annual meeting, including the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 10.	Executive Compensation.

          The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2007 annual meeting, including the information set forth under the caption “Executive Compensation.”

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2007 annual meeting, including the information set forth under the captions “Beneficial Ownership of the Company’s Common Stock.”

Item 12.	Certain Relationships and Related Transactions.

          The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2007 annual meeting, including the information set forth under the caption “Certain Relationships and Related Transactions.”

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

          The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company’s 2007 annual meeting, including the information set forth under the caption “Fees Paid to Independent Auditors.”

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

Date: March 27, 2007

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Charles S. Conoley	President, Chief Executive Officer and	March 27, 2007
Director
Charles S. Conoley

/S/ Michael Shannon Glasgow	Director	March 27, 2007

Michael Shannon Glasgow

/S/ Barclay Kirkland, D.D.S.	Director	March 27, 2007

Barclay Kirkland, D.D.S.

/S/ C. Donald Miller, Jr.	Director	March 27, 2007

C. Donald Miller, Jr.

/S/ David K. Scherer	Director	March 27, 2007

David K. Scherer

/S/ Bruce E. Shackelford	Director	March 27, 2007

Bruce E. Shackelford

/S/ Elizabeth Thomason, D.M.D.	Director	March 27, 2007

Elizabeth Thomason, D.M.D.

/S/ Mary Ann P. Turner	Chairman of the Board of Directors	March 27, 2007

Mary Ann P. Turner

/S/ Clarence R. Urban	Director	March 27, 2007

Clarence R. Urban