Form 10QSB
period 2007-03-31
HORIZON BANCORPORATION INC
filed 2007-05-07
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-QSB

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______ to ______

Commission file number 333-71773

Horizon Bancorporation, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0840545
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock Issued and Outstanding as of May 1, 2007
Common stock, $0.01 Par value: 1,808,219 Shares

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Index

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

Consolidated Statements of Income for the Three Months Ended
March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2007 and 2006	5

Consolidated Statements of Changes in Shareholders' Equity for the Three
Months Ended March 31, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-10

Item 2. Management's Discussion and Analysis or Plan of Operations	11-13

Item 3. Controls and Procedures	14

Part II. Other Information

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents
Cash and due from banks	$2,168,475	$4,672,956
Federal funds sold	1,367,000	-----0----
Total cash and cash equivalents	3,535,475	4,672,956
Securities:
Held to maturity, at amortized cost	12,383,865	6,539,698
Available-for-sale at fair value	16,003,163	17,018,928
Loans, net	138,333,442	136,229,170
Premises and equipment, net	2,098,905	2,116,015
Other assets	1,840,560	1,696,568

	$174,195,410	$168,273,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$12,646,541	$10,384,537
Interest-bearing	135,179,190	129,146,962
Total deposits	147,825,731	139,531,499
Federal Home Loan Bank borrowings	13,000,000	15,500,000
Dividends Payable	-----0-----	180,815
Other liabilities	459,684	491,404
Total liabilities	161,285,415	155,703,718

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value 25,000,000 shares authorized; 1,808,219
Issued and outstanding at March 31, 2007 and 1,808,152 issued and outstanding at December 31, 2006	18,082	18,082
Additional paid in capital	10,233,974	10,223,103
Retained earnings	2,769,675	2,468,651
Accumulated other comprehensive income (loss), net of tax	(111,736)	(140,219)
Total shareholders' equity	12,909,995	12,569,617

	$174,195,410	$168,273,335

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	For the three months ended March 31,
	2007	2006
Interest income
Interest and fees on loans	$2,687,158	$2,317,820
Interest on investment securities	356,873	287,804
Interest on federal funds	30,752	19,131
Total interest income	3,074,783	2,624,755
Interest expense
Interest on deposits	1,517,062	1,044,619
Interest on borrowings	132,663	88,856
Total interest expense	1,649,725	1,133,475
Net interest income	1,425,058	1,491,280
Provision for loan losses	30,000	30,000
Net interest income after provision for loan losses	1,395,058	1,461,280
Noninterest income
Gain/(loss) on sales of loans	----0----	----0----
Gain/(loss) on sale of foreclosed assts	(2,591)	----0----
Gain on sale of assets	(271)	4,000
Service charges on deposit accounts	23,361	27,812
Miscellaneous, other	21,317	23,663
Total noninterest income	41,816	55,475
Noninterest expense
Compensation and employee benefits	516,702	429,101
Building & equipment expense	163,991	162,440
Professional fees	110,781	51,323
Data processing & software expense	92,115	96,678
Other noninterest expense	157,940	122,607
Total noninterest expense	1,041,529	862,149
Income before income taxes	395,345	654,606
Income tax expense	94,321	251,883
Net Income	$301,024	$402,723
Basic earnings per share	$0.17	$0.22
Diluted earnings per share	0.16	0.21

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Cash flows from operating activities
Net cash provided by operating activities	$8,047	$631,320

Cash flows from investing activities
Proceeds from sale of foreclosed assets	12,500
Proceeds from sale of loans	----0----	----0----
Purchase of securities held to maturity
Purchase of securities available for sale	(5,844,643)	(846,738)
Proceeds from maturities and principal repayments	(153,644)	----0----
of securities available for sale	1,100,391	222,226
Sale/(Purchase) of Federal Home Loan Bank Stock	112,500	(22,500)
Loan originations, net	(2,134,272)	(5,273,637)
Property and equipment expenditures, net	(33,396)	(82,862)
Net cash provided (used) by investing activities	(6,940,564)	(6,003,511)

Cash flows from financing activities
Increase in deposits	8,294,232	2,041,798
Increase in Federal Home Loan Bank borrowings		2,000,000
Pay down of Federal Home Loan Bank borrowings	(2,500,000)	-----0-----
Proceeds from exercise of stock options/warrants	804	38,012
Net cash provided by financing activities	5,795,036	4,079,810

Net change in cash and cash equivalents	(1,137,481)	(1,292,381)

Cash and cash equivalents at beginning of period	4,672,956	7,174,308

Cash and cash equivalents at end of period	$3,535,475	$5,881,927

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended March 31, 2007 and 2006

	Common Stock		Paid in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
Balance, December 31, 2005	1,797,619	$17,976	$10,150,543	$803,895	$(85,838)	$10,886,576
Comprehensive Income: Net income, three-month period ended March 31, 2006				402,723	- -	402,723
Net unrealized loss on securities, three-month period ended March 31, 2006				- -	(93,303)	(93,303)
Total comprehensive income				402,723	(93,303)	309,420
Exercise of warrants/options	5,993	60	37,952			38,012
Balance, March 31, 2006	1,803,612	$18,036	$10,188,495	$1,206,618	$(179,141)	$11,234,008
--------------------------------------------
Balance, December 31, 2006	1,808,152	$18,082	$10,223,103	$2,468,651	$(140,219)	$12,569,617
Comprehensive Income: Net income, three-month period ended March 31, 2007				301,024	- -	301,024
Net unrealized loss on securities, three-month period ended March 31, 2007=				- -	28,483	28,483
Total comprehensive income				301,024	28,483	329,507
Exercise of warrants/options	67	0	804			804
Stock based compensation			10,067			10,067
Balance, March 31, 2007	1,808,219	$18,082	$10,233,974	$2,769,675	$(111,736)	$12,909,995

See accompanying notes to the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in Horizon Bancorporation's Form 10-KSB.

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2007, and December 31, 2006, there were 1,808,219 and 1,808,152 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2007, and December 31, 2006, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2007	December 31, 2006
Real estate - commercial	$59,993,439	$60,270,972
Real estate - construction	5,123,470	4,060,769
Real estate - residential	41,409,668	41,016,077
Commercial	29,996,325	28,539,544
Consumer	3,309,617	3,912,652
Loans, gross	139,832,519	137,800,014
Deduct allowance for loan losses	(1,499,077)	(1,570,844)

Loans, net	$138,333,442	$136,229,170

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses for the three months ended March 31, are as follows:

	2007	2006

Balance at beginning of period	$1,570,844	$1,273,524
Provision for loan losses	30,000	30,000
Loans charged-off	(122,573)	(38,838)
Recoveries	20,806	----0----

Balance at end of period	$1,499,077	$1,264,686

NOTE 4 - SECURITIES HELD-TO-MATURITY

     Information pertaining to securities with gross unrealized losses at March 31, 2007, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:
	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$7,156,395	$(48,942)	$478,145	$(2,800)	$7,634,540	$(51,742)
Total	$7,156,395	$(48,942)	$478,145	$(2,800)	$7,634,540	$(51,742)

     At March 31, 2007 unrealized losses on held-to-maturity securities amounted to $51,742 representing .42% of the portfolio. All of the unrealized losses relate to counties and municipalities in the United States of America and all issues were rated triple A by Moody's and Standard and Poors. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at March 31, 2007, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:
	Less Than				Over
	Twelve Months				Twelve Months		Total
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Collateralized Mortgage obligations	$	-------0-----	$	------0----	$3,395,694	$(111,544)	$3,395,694	$(111,544)
Mortgage backed securities		1,315,675		(9,888)	286,236	(10,443)	1,601,911	(20,331)
U.S. Agency securities		------0-----		------0-----	2,065,578	(44,422)	2,065,578	(44,422)
Other securities		993,680		(6,320)	503,030	(5,517)	1,496,710	(11,837)
Total		$2,309,355		$(16,208)	$6,250,538	$(171,926)	$8,559,893	$(188,134)

     At March 31, 2007, unrealized losses in the securities portfolio amounted to $188,134 representing 1.18% of the total portfolio. The majority of the unrealized losses relate to U.S. Agency securities and U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Basic earnings per share
Net income applicable to common stock	$301,024	$402,723

Weighted average shares outstanding	1,808,161	1,801,246

Basic earnings per share	$0..17	$0..22

Diluted earnings per share
Net income applicable to common stock	$301,024	$402,723

Weighted average shares outstanding	1,808,161	1,801,246
Dilutive effect of assumed exercise of stock options/warrants	113,010	107,691
Diluted average shares outstanding	1,921,171	1,908,937

Diluted earnings per share	$0.16	$0.21

Note 7 - Recent Accounting Pronouncements

Recent Accounting Pronouncements. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Item 2: Management's Discussion and Analysis or Plan of Operations
Forward Looking Statements

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

Earnings Performance

The Company reported net income of $301,000 for the three months ended March 31, 2007, compared to net income of $403,000 for the three months ended March 31, 2006. Basic and diluted earnings per share was $0.17 and $0.16 per share, respectively for the three months ended March 31, 2007 and $0.22 and $0.21 per share, respectively for the three months ended March 31, 2006.

Results of Operations

Net Interest Income.

Net interest income was $1.4 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively. The net interest income decrease was due to an increase in the cost of funds due to higher cost savings and time deposits and higher cost other borrowings as well as increased average balances of interest bearing liabilities offset by an increased volume of higher yielding loans and investment securities as well as increased average balances for earning assets.

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank.

	Three months ended March 31,
	2007			2006
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$2,157	$31	5.75%	$1,009	$19	4.38%
Securities	25,372	357	5.63	19,821	288	5.81
Loans receivable	138,983	2,687	7.73	126,237	2,317	7.34
Total interest-earning assets	$166,512	3,075	7.39	$147,067	2,624	7.14

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$37,542	326	3.47	$43,628	307	2.81
Savings deposits	10,135	103	4.07	4,968	29	2.33
Time deposits	87,039	1,088	5.00	71,611	708	3.95
Other borrowings	13,239	133	4.02	9,461	89	3.76
Total interest-bearing liabilities	$147,955	1,650	4.46	$129,668	1,133	3.50
Interest rate spread			2.93%			3.64%
Net interest income and net interest Margin		$1,425	3.42%		$1,491	4.06%

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

Noninterest Income.

Noninterest income for the three months ended March 31, 2007 was $42,000 compared to $55,000 for the same period in 2006, a decrease of $13,000, or 24%. This decrease was primarily due to decreased service charges on deposit accounts and losses recorded on the sale of foreclosed and bank owned assets in 2007 of $3,000 while a gain of $4,000 on the sale of bank owned assets was recorded in 2006.

Noninterest Expense.

Total noninterest expense for the three months ended March 31, 2007, was $1,042,000, compared to $862,000 for the same period in 2006, an increase of approximately $180,000, or 21%. The increase is primarily related to the cost of employee compensation and benefits that increased by $88,000, increased professional fees of $65,000, increased investment banking expense of $8,000, increased state assessments of $6,000, increased correspondent bank fees of $9,000 and increased miscellaneous loan fees of $8,000. The increases in salary and benefits are primarily due to an increase in staff members for back room operations, the addition of a loan officer in anticipation of the Brandon office opening and increased group insurance rates. Professional fees were impacted by a $70,000 one time legal bill for the successful completion of a jury trial concerning a frivolous lawsuit.

Liquidity and Capital Resources

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2007 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.5million, representing 2% of total assets. Investment securities, which amounted to $28.4 million or 16.3% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's March 31, 2007	Minimum Regulatory Requirement
Leverage ratio	7.4%	4.0%
Total Risk weighted ratio	10.9%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.4% and risk weighted ratio of 10.9% are above the required minimum.

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

As of March 31, 2007, the Bank had outstanding loan commitments of approximately $11.6 million and outstanding letters of credit of approximately $173 thousand. Various assets collateralize the majority of these commitments. the Bank does not anticipate that it will suffer any material losses as a result of these transactions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-KSB for the year ended December 31, 2006.

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

/s/ Charles S. Conoley
Charles S. Conoley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kathleen M. Jepson
Kathleen M. Jepson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 10, 2007