Form 10QSB
period 2007-06-30
HORIZON BANCORPORATION INC
filed 2007-08-14
CIK 1074458

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2007

Or

☐	Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number 333-71773

Horizon Bancorporation, Inc,.
(Exact name of small business issuer as specified in its charter)

Florida	65-0840545
(State or Other Jurisdiction of Incorporation or Organization)	( IRS Employer Identification No.)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of August 10, 2007

Common stock, $0.01 Par value	1,808,219 Shares

Index

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2007 and 2006	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5

Consolidated Statements of Changes in Shareholders' Equity as of June 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3. Controls and Procedures	14

Part II. Other Information

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Shareholders	15

Item 5. Other Information	15

Item 6. Exhibits	15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$2,621,859	$4,672,956
Federal funds sold	0	0
Total cash and cash equivalents	2,621,859	4,672,956
Securities:
Held to maturity, at amortized cost	13,092,870	6,539,698
Available-for-sale at fair value	15,182,614	17,018,928
Loans, net	145,276,363	136,229,170
Premises and equipment, net	2,075,641	2,116,015
Other assets	3,987,333	1,696,568

	$182,236,680	$168,273,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$10,146,639	$10,384,537
Interest-bearing	131,462,130	129,146,962
Total deposits	141,608,769	139,531,499
Federal Home Loan Bank borrowings	26,050,000	15,500,000
Fed Funds Purchased	1,001,000	0
Dividends Payable	0	180,815
Other liabilities	445,253	491,404
Total liabilities	169,105,022	155,703,718

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	0	0
Common stock, $.01 par value 25,000,000 shares authorized; 1,808,219 Issued and outstanding
at June 30, 2007 and 1,808,152 issued and outstanding at December 31, 2006	18,082	18,082
Additional paid in capital	10,252,176	10,223,103
Retained earnings	3,181,067	2,468,651
Accumulated other comprehensive income (loss), net of tax	(319,667)	(140,219)
Total shareholders' equity	13,131,658	12,569,617

	$182,236,680	$168,273,335

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$2 ,745,358	$2,502,048	$5,433,957	$4,819,868
Investment securities	429,784	304,321	786,657	592,125
Federal funds sold and overnight accounts	0	7,264	29,311	26,395
Total interest income	3,175,142	2,813,633	6,249,925	5,438,388
Interest expense
Deposits	1,513,238	1,199,299	3,030,300	2,243,918
Other borrowings	211,542	132,922	344,205	221,778
Total interest expense	1,724,780	1,332,221	3,374,505	2,465,696
Net interest income	1,450,362	1,481,412	2,875,420	2,972,692
Provision for loan losses	30,000	30,000	60,000	60,000
Net interest income after provision for loan losses	1,420,362	1,451,412	2,815,420	2,912,692
Noninterest income
Gain on sales of loans	46,125	0	46,125	0
Gain on sale of servicing	54,447		54,447
Gain/(loss) on sale of foreclosed assets	0		(2,591)
Gain on sale of other assets, net	0	0	(271)	4,000
Service charges on deposit accounts	22,579	23,511	45,940	51,323
Miscellaneous , other	27,845	20,516	49,162	44,179
Total noninterest income	150,996	44,027	192,812	99,502
Noninterest expense
Compensation and employee benefits	539,603	445,971	1,056,305	875,072
Building & equipment expense	176,648	163,669	340,639	326,109
Professional fees	53,161	89,069	169,963	140,392
Data processing & software expense	82,731	91,170	174,846	187,848
Other noninterest expense	168,950	130,541	320,869	253,148
Total noninterest expense	1,021,093	920,420	2,062,622	1,782,569
Income before income taxes	550,265	575,019	945,610	1,229,625
Income tax expense	138,873	206,356	233,194	458,239
Net Income	$411,392	$368,663	$712,416	$771,386
Basic earnings per share	$0.23	$0.20	$0.39	$0.43
Diluted earnings per share	$0.21	$0.19	$0.37	$0.40

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Cash flows from operating activities
Net cash provided by operating activities	$222,960	$936,348
Cash flows from investing activities
Proceeds from sale of foreclosed assets	12,500	0
Proceeds from sale of loans	1,579,000	0
Purchase of securities held to maturity	(6,554,643)	(2,700,519)
Purchase of securities available for sale	(2,153,644)	0
Proceeds from maturity and pay-downs of securities ,AFS	2,334,214	1,450,064
Purchase Federal Home Loan Bank Stock	(473,392)	(215,650)
Loan originations, net	(10,585,621)	(9,973,363)
Property and equipment expenditures, net	(61,545)	(123,585)
Net cash used by investing activities	(15,903,131)	(11,563,053)
Cash flows from financing activities
Increase in deposits	2,077,270	1,954,246
Increase in Federal Home Loan Bank borrowings	10,550,000	5,000,000
Increase in Fed Funds Purchased	1,001,000	0
Proceeds from exercise of stock options/warrants	804	74,162
Net cash provided by financing activities	13,629,074	7,028,408

Net change in cash and cash equivalents	(2,051,097)	(3,598,297)

Cash and cash equivalents at beginning of period	4,672,956	7,174,308

Cash and cash equivalents at end of period	$2,621,859	$3,576,011

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2006 and 2007

					Accumulated
					Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
Balance, December 31, 2005	1,797,619	$17,976	$10,150,543	$803,895	$(85,838)	$10,886,576
Comprehensive Income: Net income, six-month period ended June 30, 2006	—	—	—	771,386	—	771,386
Net unrealized loss on securities, six-month period ended June 30, 2006	—	—	—	—	(291,253)	(291,253)
Total comprehensive income	—	—	—	771,386	(291,253)	480,133
Exercise of warrants & stock options	10,393	$104	$52,458			$52,562
Stock Based Compensation			$21,600			$21,600
Balance, June 30, 2006	1,808,012	$18,080	$10,224,601	$1,575,281	($377,091)	$11,440,871
Balance, December 31, 2006	1,808,152	$18,082	$10,223,103	$2,468,651	$(140,219)	$12,569,617
Comprehensive Income:
Net income, six-month period ended June 30, 2007	—	—	—	712,416	—	712,416
Net unrealized loss on securities, six-month period ended June 30, 2007	—	—	—	—	(179,448)	(179,448)
Total comprehensive income	—	—	—	712,416	(179,448)	532,968
Exercise of warrants & stock options	67	$0	$804			$804
Stock Based Compensation			28,269			28,269
Balance, June 30, 2007	1,808,219	$18,082	$10,252,176	$3,181,067	($319,667)	$13,131,658

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in Horizon Bancorporation' Inc.'s. Form 10-KSB.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2007, and December 31, 2006, there were 1,808,219 and 1,808,152 shares of the Company's common stock issued and outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2007 and December 31, 2006, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2007	December 31, 2006
Real estate - commercial	$64,684,691	$60,270,972
Real estate - construction	7,102,539	4,060,769
Real estate - residential	41,999,891	41,016,077
Commercial	29,512,726	28,539,544
Consumer	3,516,339	3,912,652
Loans, gross	146,816,186	137,800,014
Deduct allowance for loan losses	(1,539,823)	(1,570,844)

Loans, net	$145,276,363	$136,229,170

HORIZON BANCORPORATION, INC,.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2007	2006

Balance at beginning of period	$1,499,077	$1,264,686
Provision for loan losses	30,000	30,000
Loans charged-off
Recoveries	10,746

Balance at end of period	$1,539,823	$1,294,686

Activity in the allowance for loan losses for the six months ended June 30, are as follows:

	2007	2006

Balance at beginning of period	$1,570,844	$1,273,524
Provision for loan losses	60,000	60,000
Loans charged-off	(122,573)	(38,838)
Recoveries	31,552

Balance at end of period	$1,539,823	$1 ,294,686

NOTE 4 - SECURITIES HELD-TO-MATURITY

     Information pertaining to securities with gross unrealized losses at June 30, 2007, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$11,155,106	$(457,239)	$471,706	$(8,819)	$11,626,812	$(466,058)
Other corporate securities	$980,400	$(19,600)	$0	$0	$980,400	$(19,600)
Total	$12,135,506	$(476,839)	$471,706	$(8,819)	$12,607,212	$(485,658)

     At June 30, 2007, unrealized losses on held-to-maturity securities amounted to $485,658 representing 1.71% of the total securities portfolio. A substantial portion of the unrealized losses relate to counties and municipalities in the United States of America and all issues were rated triple A by Moody's and Standard and Poors. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at June 30, 2007, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Collateralized Mortgage obligations	$650,413	$(31,477)	$3,197,843	$(243,240)	$3,848,256	$(274,717)
Mortgage backed securities	2,206,813	(40,436)	266,700	(19,078)	2,473,513	(59,514)
U.S. Agency securities	0	0	2,033,412	(76,588)	2,033,412	(76,588)
Other securities	2,931,980	(68,020)	503,015	(5,503)	3,434,995	(73,523)
Total	$5,789,206	$(139,933)	$6,000,970	$(344,409)	$11,790,176	$(484,342)

     At June 30, 2007, unrealized losses in the available for sale securities amounted to $484,342 representing 1.71% of the total securities portfolio. The majority of the unrealized losses relate to U.S. Agency securities and U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Basic earnings per share
Net income applicable to common stock	$411,392	$368,663

Weighted average shares outstanding	1,808,219	1,805,788

Basic earnings per share	$0.23	$0.20

Diluted earnings per share
Net income applicable to common stock	$411,392	$368,663

Weighted average shares outstanding	1,808,219	1,805,788
Dilutive effect of assumed exercise of stock options/warrants	108,031	116,376
Diluted average shares outstanding	1,916,250	1,922,164

Diluted earnings per share	$0.21	$0.19

NOTE 6 - EARNINGS PER SHARE (Continued)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Basic earnings per share
Net income applicable to common stock	$712,416	$771,386

Weighted average shares outstanding	1,808,190	1,803,505

Basic earnings per share	$0.39	$0.43

Diluted earnings per share
Net income applicable to common stock	$712,416	$771,386

Weighted average shares outstanding	1,808,190	1,803,505
Dilutive effect of assumed exercise of stock options/warrants	111,184	108,324
Diluted average shares outstanding	1,919,374	1,911,829

Diluted earnings per share	$0.37	$0.40

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

EARNINGS PERFORMANCE

The Company reported net income of $411,000 for the quarter ended June 30, 2007 compared to net income of $368,000 for the quarter ended June 30, 2006. Basic and diluted earnings per share were $0.23 and $0.21,respectively, per share for the three months ended June 30, 2007 and $0.20 and $0.19, respectively, per share for the three months ended June 30, 2006.

For the six months ended June 30, 2007, the Company reported net income of $712,000 compared to net income of $771,000 for the same period in 2006. Basic and diluted earnings per share were $0.39 and $0.37, respectively, per share for the six months ended June 30, 2007, compared to earnings of $0.43 and $0.40, respectively, for the six months ended June 30, 2006.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $1.4 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006 net interest income was $2.9 million and $3.0 million respectively. Net interest income decreased slightly primarily as a result of increases in the yield on interest-earning assets and average interest-earning assets. This was due to the payoff of lower interest rate loans being replaced with higher yielding loans and investment securities. This was offset by an increase in the cost of funds due to higher cost interest-earning deposits and higher cost other borrowings

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Horizon Bank.
	Three months ended June 30,
	2007			2006
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$0	$0	N/A	$586	$7	4.78%
Securities	28,265	430	6.09	20,802	305	5.86
Loans receivable	142,628	2,745	7.70	130,343	2,502	7.68
Total interest-earning assets	170,893	3,175	7.43	151,731	2,814	7.42
Non-earning assets	6,166			5,634
Total assets	$177,059			$157,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transactional accounts	$33,747	275	3.25	$39,187	311	3.17
Savings deposits	10,077	100	3.97	4,525	30	2.65
Time deposits	89,309	1,139	5.10	78,317	858	4.38
Other borrowings	19,412	211	4.35	11,858	133	4.49
Total interest-bearing liabilities	152,545	1,725	4.52	133,887	1,332	3.98
Noninterest-bearing liabilities	11,493			12,141
Stockholders' equity	13,021			11,337
Total liabilities and stockholders' equity	$177,059			$157,365
Interest rate spread			2.91%			3.44%
Net interest income and net interest Margin		$1,450	3.39%		$1,482	3.91%

	Six months ended June 30,
	2007			2006
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,124	$29	5.16%	$1,024	$26	5.08%
Securities	26,178	787	6.01	20,314	592	5.83
Loans receivable	140,816	5,434	7.72	128,308	4,820	7.51
Total interest-earning assets	168,118	6,250	7.44	149,646	5,438	7.27
Non-earning assets	6,025			5,582
Total assets	$174,143			$155,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transactional accounts	$35,634	601	3.37	$41,395	618	2.99
Savings deposits	10,105	203	4.02	4,745	59	2.49
Time deposits	88,180	2,227	5.05	74,983	1,566	4.18
Other borrowings	16,343	344	4.21	10,667	222	4.16
Total interest-bearing liabilities	150,262	3,375	4.49	131,790	2,465	3.74
Noninterest-bearing liabilities	11,010			12,275
Stockholders' equity	12,871			11,163
Total liabilities and stockholders' equity	$174,143			$155,228
Interest rate spread			2.95%			3.53%
Net interest income and net interest Margin		$2,875	3.42%		$2,973	3.97%

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

Noninterest Income

For the three months ended June 30, 2007, noninterest income was $151,000, compared to $44,000 for the same period in 2006, an increase of $107,000 or 243%. This increase was primarily due to a gain of $46,000 on the sale of loans and a gain of $54,000 on the sale of servicing recorded in the second quarter of 2007. No such gains were recorded in the second quarter of 2006.

For the six months ended June 30 2007, noninterest income was $193,000, compared to $100,000 for the same period in 2006. The increase of $93,000, or 93%, was primarily the result of the items mentioned above.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2007, was $1,021,000, compared to $920,000 for the same period in 2006, an increase of approximately $101,000 or 11%. This increase is primarily due to increased salary and benefits expense of $94,000. The increases in salary and benefits are primarily due to an increase in staff members for back room operations, the addition of a loan officer in anticipation of the Brandon office opening and increased group insurance rates.

For the six months ended June 30, 2007, noninterest expense was $2.063 million, compared to $1.783 million for the same period in 2006. The increase of $280,000 or 16% is primarily related to the cost of employee compensation and benefits that increased by $181,000, increased professional fees of $30,000, increased investment banking expense of $20,000, increased correspondent bank fees of $18,000, increased building and equipment expense of $15,000 and increased miscellaneous loan fees of $12,000. The increases in salary and benefits are primarily due to an increase in staff members for back room operations, the addition of a loan officer in anticipation of the Brandon office opening and increased group insurance rates. Professional fees were impacted by a $70,000 one time legal bill for the successful completion of a jury trial concerning a frivolous lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2007 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.6 million, representing 1.4% of total assets. Investment securities, which amounted to $28.3 million or 15.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's June 30 , 2007	Minimum Regulatory Requirement
Leverage ratio	7.4%	4.0%
Risk weighted ratio	10.8%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.4% and risk weighted ratio of 10.8% are above the required minimum.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Shareholders

The Company held its 2007 Annual Meeting of Shareholders on May 10, 2007. The following directors were elected at the annual meeting to serve a three year term.

	For	Against/Abstentions
C. Donald Miller	1,321,017	5,400
Clarence R. Urban	1,320,842	5,575

The following persons did not stand for reelection at the 2007 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Dr. Elizabeth Thomason, David K. Scherer, Mary Ann Turner, Charles S. Conoley, Michael S. Glasgow, Barclay Kirkland DMD and Bruce E. Shackelford.

A vote was taken to ratify the appointment of Francis & Co., CPA's as independent auditors for the fiscal year ending December 31, 2007. The appointment was approved by the following votes: 1,326,417 for and 4,390 against/abstentions.

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

Date: August 14, 2007	/s/ Charles S. Conoley
Charles S. Conoley
President and Chief Executive Officer

Date: August 14, 2007	/s/ Kathleen M. Jepson
Kathleen M. Jepson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)