Form 10QSB
period 2007-09-30
HORIZON BANCORPORATION INC
filed 2007-11-14
CIK 1074458

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007

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

Common Stock Outstanding as of November 13, 2007

Common stock, $0.01 Par value …………………………….. 1,808,219 Shares

Index
Part I.	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

		Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2007 and 2006	4

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5

		Consolidated Statements of Changes in Shareholders' Equity as of September 30, 2007 and 2006	6

		Notes to Consolidated Financial Statements	7-10

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15

	Item 3.	Controls and Procedures	15

Part II		Other Information

	Item 1.	Legal Proceedings	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Submission of Matters to a Vote of Shareholders	16

	Item 5.	Other Information	16

	Item 6.	Exhibits	16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents
Cash and due from banks	$3,001,149	$4,672,956
Federal funds sold	465,000	-----0----
Total cash and cash equivalents	3,466,149	4,672,956
Securities:
Held to maturity, at amortized cost	13,091,949	6,539,698
Available-for-sale at fair value	19,487,508	17,018,928
Loans, net	145,221,938	136,229,170
Premises and equipment, net	2,047,926	2,116,015
Other real estate owned	1,119,411	----0----
Other assets	2,161,029	1,696,568

	$186,595,910	$168,273,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$10,951,767	$10,384,537
Interest-bearing	131,571,484	129,146,962
Total deposits	142,523,251	139,531,499
Federal Home Loan Bank borrowings	29,100,000	15,500,000
Fed Funds Purchased	1,000,000	----0----
Dividends Payable	----0----	180,815
Other liabilities	419,358	491,404
Total liabilities	173,042,609	155,703,718

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	---0----	----0----
Common stock, $.01 par value 25,000,000 shares authorized; 1,808,219
issued and outstanding at September 30, 2007 and 1,808,152 issued and outstanding at December 31, 2006	18,082	18,082
Additional paid in capital	10,270,379	10,223,103
Retained earnings	3,538,484	2,468,651
Accumulated other comprehensive income (loss), net of tax	(273,644)	(140,219)
Total shareholders' equity	13,553,301	12,569,617

	$186,595,910	$168,273,335

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$2 ,881,525	$2,806,071	$8,315,482	$7,625,939
Investment securities	421,884	304,218	1,208,541	896,343
Federal funds sold and overnight accounts	12,244	6,516	41,555	32,911
Total interest income	3,315,653	3,116,805	9,565,578	8,555,193
Interest expense
Deposits	1,565,729	1,367,658	4,596,029	3,611,576
Other borrowings	255,356	206,569	599,561	428,347
Total interest expense	1,821,085	1,574,227	5,195,590	4,039,923
Net interest income	1,494,568	1,542,578	4,369,988	4,515,270
Provision for loan losses	30,000	80,000	90,000	140,000
Net interest income after provision for loan losses	1,464,568	1,462,578	4,279,988	4,375,270
Noninterest income
Gain on sales of loans	----0-----	-----0-----	46,125	------0-----
Gain on sale of servicing	----0-----	206,832	54,447	206,832
Gain/(loss) on sale of foreclosed assets	----0-----	-----0----	(2,591)	-----0-----
Gain on sale of other assets, net	----0-----	490	(271)	4,490
Service charges on deposit accounts	22,547	26,592	68,487	77,915
Miscellaneous , other	22,197	18,403	71,359	62,582
Total noninterest income	44,744	252,317	237,556	351,819
Noninterest expense
Compensation and employee benefits	529,764	488,592	1,586,069	1,363,664
Building & equipment expense	177,922	170,839	518,561	496,948
Professional fees	41,547	86,225	211,510	226,617
Data processing & software expense	89,042	81,653	263,888	269,501
Other noninterest expense	182,221	151,578	503,090	404,726
Total noninterest expense	1,020,496	978,887	3,083,118	2,761,456
Income before income taxes	488,816	736,008	1,434,426	1,965,633
Income tax expense	131,399	276,561	364,593	734,800
Net Income	$357,417	$459,447	$1,069,833	$1,230,833
Basic earnings per share	$0.20	$0.25	$0.59	$0.68
Diluted earnings per share	$0.19	$0.24	$0.56	0.64

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Cash flows from operating activities
Net cash provided by operating activities	$594,901	$1,630,829
Cash flows from investing activities
Proceeds from sale of foreclosed assets	12,500	-----0-----
Proceeds from sale of loans	1,579,000	-----0-----
Purchase of securities held to maturity	(6,554,643)	(2,700,519)
Purchase of securities available for sale	(4,739,631)	----0----
Proceeds from maturity and pay-downs of securities ,AFS	2,685,191	1,638,919
Purchase Federal Home Loan Bank Stock	(610,592)	(463,800)
Loan originations, net	(11,680,607)	(20,321,545)
Property and equipment expenditures, net	(85,482)	(152,074)
Net cash used by investing activities	(19,394,264)	(21,999,019)
Cash flows from financing activities
Increase in deposits	2,991,752	2,168,073
Increase in Federal Home Loan Bank borrowings	13,600,000	10,500,000
Increase in Fed Funds Purchased	1,000,000	2,975,000
Proceeds from exercise of stock options/warrants	804	84,556
Net cash provided by financing activities	17,592,556	15,727,629

Net change in cash and cash equivalents	(1,206,807)	(4,640,561)

Cash and cash equivalents at beginning of period	4,672,956	7,174,308

Cash and cash equivalents at end of period	$3,466,149	$2,533,747

See accompanying notes to the financial statements.

HORIZON BANCORPORATION, INC,.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 2006 and 2007

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, December 31, 2005	1,797,619	$17,976	$10,150,543	$803,895	$(85,838)	$10,886,576
Comprehensive Income: Net income, nine-month period ended September 30, 2006	- -	- -	- -	1,230,833	- -	1,230,833
Net unrealized loss on securities, nine-month period ended September 30, 2006 Total comprehensive income	- - - -	- - - -	- - - -	- - 1,230,833	(86,790) (86,790)	(86,790) 1,144,043
Exercise of warrants & stock options	10,393	$104	$52,458			$52,562
Stock Based Compensation			$32,400			$32,400
Balance, September 30, 2006	1,808,012	$ 18,080	$10,235,401	$2,034,728	($172,628)	$12,115,581
--------------------------------------------
Balance, December 31, 2006	1,808,152	$18,082	$10,223,103	$2,468,651	$(140,219)	$12,569,617
Comprehensive Income: Net income, nine-month period ended September 30, 2007	- -	- -	- -	1,069,833	- -	1,069,833
Net unrealized loss on securities, nine-month period ended September 30, 2007 Total comprehensive income	- - - -	- - - -	- - - -	- - 1,069,833	(133,425) (133,425)	(133,425) 936,408
Exercise of warrants & stock options	67	$-0-	$ 804			$804
Stock Based Compensation			46,472			46,472
Balance, September 30, 2007	1,808,219	$ 18,082	$10,270,379	$3,538,484	($273,644)	$13,553,301

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in Horizon Bancorporation Inc.'s. Form 10-KSB.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2007, and December 31, 2006, there were 1,808,219 and 1,808,152 shares of the Company's common stock issued and outstanding, respectively. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2007 and December 31, 2006, there were no shares of the Company's preferred stock issued or outstanding.

On September 17, 2007, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $500,000 worth of its outstanding common stock. Under the program, repurchases may be made from time to time in the open market or in privately negotiated transactions at such prices as management deems appropriate.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2007	December 31, 2006
Real estate - commercial	$62,856,611	$60,270,972
Real estate - construction	6,685,605	4,060,769
Real estate - residential	42,519,127	41,016,077
Commercial	31,112,541	28,539,544
Consumer	3,375,003	3,912,652
Loans, gross	146,548,887	137,800,014
Deduct allowance for loan losses	(1,326,949)	(1,570,844)

Loans, net	$145,221,938	$136,229,170

HORIZON BANCORPORATION, INC,.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 - LOANS RECEIVABLE (Continued)
Activity in the allowance for loan losses for the quarter ended September 30, are as follows:

	2007	2006

Balance at beginning of period	$1,539,823	$1,294,686
Provision for loan losses	30,000	80,000
Loans charged-off	(242,874)	(23,658)
Recoveries	-----0-----	23,658

Balance at end of period	$1,326,949	$1,374,686

Activity in the allowance for loan losses for the nine months ended September 30, are as follows:

	2007	2006

Balance at beginning of period	$1,570,844	$1,273,524
Provision for loan losses	90,000	140,000
Loans charged-off	(365,447)	(62,496)
Recoveries	31,552	23,658

Balance at end of period	$1,326,949	$1 ,374,686

NOTE 4 - SECURITIES HELD-TO-MATURITY

     Information pertaining to securities with gross unrealized losses at September 30, 2007, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:
	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$10,793,988	$(320,841)	$ 472,754	$ (7,366)	$11,266,742	$(328,207)
Other corporate securities	$ 950,000	$ (50,000)	$ ----0---	$----0---	$950,000	$ (50.000)
Total	$11,743,988	$(370,841)	$472,754	$ (7,366)	$12,216,742	$(378.207)

     At September 30, 2007, unrealized losses on held-to-maturity securities amounted to $378,207 representing 1.16% of the total securities portfolio. A substantial portion of the unrealized losses relate to counties and municipalities in the United States of America and all issues were rated triple A by Moody's and Standard and Poors. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at September 30, 2007, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Collateralized Mortgage obligations	$625,470	$(33,219)	$3,252,529	$(155,679)	$3,877,999	$(188,898)
Mortgage backed securities	2,999,842	(83,864)	264,730	(13,444)	3,264,572	(97,308)
U.S. Agency securities	-----0-----	----0----	2,080,747	(29,253)	2,080,747	(29,253)
Other securities	3,916,980	(89,818)	498,400	(10,100)	4,415,380	(99,918)
Total	$7,542,292	$(206,901)	$6,096,406	$(208,476)	$13,638,698	$(415,377)

     At September 30, 2007, unrealized losses in the available for sale securities amounted to $415,377 representing 1.27% of the total securities portfolio. The majority of the unrealized losses relate to U.S. Agency securities and U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Basic earnings per share
Net income applicable to common stock	$357,417	$459,447

Weighted average shares outstanding	1,808,219	1,808,012

Basic earnings per share	$0.20	$0.25

Diluted earnings per share
Net income applicable to common stock	$357,417	$459,447

Weighted average shares outstanding	1,808,219	1,808,012
Dilutive effect of assumed exercise of stock options/warrants	105,404	114,698
Diluted average shares outstanding	1,913,623	1,922,710

Diluted earnings per share	$0.19	$0.24

NOTE 6 - EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Basic earnings per share
Net income applicable to common stock	$1,069,833	$1,230,833

Weighted average shares outstanding	1,808,200	1,805,024

Basic earnings per share	$0.59	$0.68

Diluted earnings per share
Net income applicable to common stock	$1,069,833	$1,230,833

Weighted average shares outstanding	1,808,200	1,805,024
Dilutive effect of assumed exercise of stock options/warrants	109,327	112,758
Diluted average shares outstanding	1,917,527	1,917,782

Diluted earnings per share	$0.56	$0.64

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

EARNINGS PERFORMANCE

The Company reported net income of $357,000 for the quarter ended September 30, 2007, compared to net income of $459,000 for the quarter ended September 30, 2006. Basic and diluted earnings per share were $0.20 and $0.19 per share, respectively, for the three months ended September 30, 2007, and $0.25 and $0.24 per share, respectively, for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, the Company reported net income of $1,070,000, compared to net income of $1,231,000 for the corresponding period in 2006. Basic and diluted earnings per share were $0.59 and $0.56, respectively, per share for the nine months ended September 30, 2007, compared to earnings per share of $0.68 and $0.64, respectively, for the nine months ended September 30, 2006.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $1.49 million and $1.54 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006 net interest income was $4.37 million and $4.52 million, respectively. The slight decreases in net interest income for these periods are attributable primarily to an increase (for the nine months) in nonperforming assets, as well as an increase in tax-free investments, which generate lower than average yields, and an increase in the Bank's cost of funds.

Average Balance Sheet
The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Horizon Bank.

	Three months ended September 30,
	2007			2006
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
ASSETS
Interest-earning assets:
Federal funds sold	$457	$6	5.25%	$575	$7	4.87%
Securities	31,038	428	5.52	20,820	304	5.84
Loans receivable	147,649	2,882	7.81	140,591	2,806	7.98
Total interest-earning assets	179,144	3,316	7.40	161,986	3,117	7.70
Non-earning assets	4,471			4,774
Total assets	$183,615			$166,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transactional accounts	$28,282	133	1.88	$37,216	329	3.54
Savings deposits	14,045	159	4.53	9,925	113	4.55
Time deposits	90,413	1,274	5.64	79,338	925	4.66
Other borrowings	26,677	255	3.82	17,221	207	4.81
Total interest-bearing liabilities	159,417	1,821	4.57	143,700	1,574	4.38
Noninterest-bearing liabilities	11,162			11,785
Stockholders' equity	13,036			11,275
Total liabilities and stockholders' equity	$183,615			$166,760
Interest rate spread			2.83%			3.32%
Net interest income and net interest Margin		$1,495	3.34%		$1,543	3.81%

	Nine months ended September 30,
	2007			2006
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$899	$42	6.23%	$860	$33	5.12%
Securities	28,740	1,209	5.61	20,484	896	5.83
Loans receivable	143,119	8,315	7.75	132,448	7,626	7.68
Total interest-earning assets	172,758	9,566	7.38	153,792	8,555	7.42
Non-earning assets	4,577			5,324
Total assets	$177,335			$159,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transactional accounts	$33,408	733	2.93	$39,987	947	3.16
Savings deposits	11,433	362	4.22	6,491	172	3.53
Time deposits	88,932	3,501	5.25	76,450	2,493	4.35
Other borrowings	19,825	600	4.04	12,876	428	4.43
Total interest-bearing liabilities	153,598	5,196	4.51	135,804	4,040	3.97
Noninterest-bearing liabilities	11,034			12,380
Stockholders' equity	12,703			10,932
Total liabilities and stockholders' equity	$177,335			$159,116
Interest rate spread			2.87%			3.45
Net interest income and net interest Margin		$4,370	3.37%		$4,515	3.91%

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

Noninterest Income

For the three months ended September 30, 2007, noninterest income was $45,000, compared to $252,000 for the same period in 2006, a decrease of $207,000 or 82%. This decrease was primarily due to a $207,000 gain the sale of servicing recorded in the third quarter of 2006, while no such gain was recorded in the third quarter of 2007.

For the nine months ended September 30 2007, noninterest income was $238,000, compared to $352,000 for the corresponding period in 2006. The decrease of $114,000 or 32%, was primarily the result of the 2006 gain mentioned above being offset by a gain on the sale of loans of $46,000 and a gain on the sale of servicing of $54,000 both recorded in the first half of 2007.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2007, was $1,020,000, compared to $979,000 for the same period in 2006, an increase of approximately $41,000 or 4%. This increase is entirely due to increased salary and benefits expense of $41,000. The increases in salary and benefits are primarily due to an increase in staff members for back room operations, the addition of a loan officer in anticipation of the Brandon office opening and increasing group insurance rates.

For the nine months ended September 30, 2007, noninterest expense was $3.083 million, compared to $2.761 million for the same period in 2006. The increase of $322,000 or 12% is primarily related to the cost of employee compensation and benefits that increased by $222,000, increased FDIC insurance premiums and state assessments of $27,000, increased investment banking expense of $30,000, increased correspondent bank fees of $18,000 and increased building and equipment expense of $22,000. The increases in salary and benefits are explained in the preceding paragraph.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2007 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.5 million, representing 1.9% of total assets. Investment securities, which amounted to $32.6 million or 17.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's September 30 , 2007	Minimum Regulatory Requirement
Leverage ratio	7.4%	4.0%
Risk weighted ratio	10.9%	8.0%

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

ASSET QUALITY

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem loans. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

Asset Classification.

Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The State of Florida and the Federal Reserve have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution must establish a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, must be classified as special mention and monitored.

At September 30, 2007, the Bank had nine loans totaling approximately $5.4 million classified as substandard and no loans classified as doubtful or loss. The largest substandard loan relationship at September 30, 2007, consisted of two loans totaling $1.6 million. Management believes all these loans are well-secured.

Allowance for Loan Losses.

The allowance for loan losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when the Bank believes that the collectibility of principal is unlikely. The provision is an estimated amount that the Bank believes will be adequate to absorb probable losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While the Bank uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

A summary of balances in the allowance for loan losses, nonperforming assets and key ratios follows (dollars in thousands):

	For the Nine Months Ended September 30,		For the Twelve Months Ended December, 31
	2007	2006	2006

End of period loans (net of deferred fees)	$ 146,549	$ 143,749	$ 137,800
End of period allowance for loan losses	$ 1,327	$ 1,375	$ 1,571
%age of allowance for loan losses to total loans	0.91%	0.96%	1.14%
Average loans for the period	$ 143,118	$ 140,591	$ 134,397
Net charge-offs as a percentage of average loans for the period	.23%	(0.03)%	(0.09)%
Nonperforming assets
Nonaccrual loans	$ 3,134	$ 1,507	$ 1,707
Loans past due 90 days or more and still accruing	$ 4	$ ----0----	$ 158
Other real estate	$ 1,120	$ ----0----	$ ----0----
	$ 4,258	$ 1,507	$ 1,865
Nonperforming assets to period end loans	2.91%	1.05%	1.35%
Nonperforming assets to period end total assets	2.28%	0.89%	1.11%

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Shareholders

None

Item 5. Other Information

As previously reported, on September 17, 2007, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $500,000 worth of its outstanding common stock. Under the program, repurchases may be made from time to time in the open market or in privately negotiated transactions at such prices as management deems appropriate.

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

Date: November 14, 2007	/s/ Charles S. Conoley
Charles S. Conoley
President and Chief Executive Officer

Date: November 14, 2007	/s/ Kathleen M. Jepson
Kathleen M. Jepson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)