Form 10KSB
period 2007-12-31
HORIZON BANCORPORATION INC
filed 2008-03-27
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007

Commission File Number 333-71773

HORIZON BANCORPORATION, INC.
a Florida corporation

(IRS Employer Identification No. 65-0840565)
900 53rd Avenue East
Bradenton, Florida 34203
(941) 753-2265

Securities Registered Pursuant to Section 12(b)
of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g)
of the Exchange Act:

Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

The Registrant's revenues for the fiscal year ended December 31, 2007 were $13,301,540.

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 17, 2008, was $19,452,906. Such value was computed by reference to the closing price of the common stock on such date on the Over-the-Counter Bulletin Board inter-dealer trading system ("OTCBB"), of $11.00. For purposes of this determination, directors, executive officers and holders of 10% or more of the Registrant's common stock were considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock as of March 17, 2008: 1,768,446 shares of common stock, par value $.01 per share (the "Common Stock").

Transitional Small Business Disclosure Format:

Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this report (Items 9, 10, 11, 12 and 14) is incorporated by reference from Registrant's definitive proxy statement to be filed for the Company's 2007 annual meeting of shareholders.

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

     To satisfy its needs for additional capital, in April 2003, the Company conducted a public offering solely to its existing shareholders (the "Rights Offering"), whereby each shareholder could purchase one unit for each 3.333 shares of the Company's common stock already owned. Each unit consisted of one share of the Company's common stock and one warrant (expiring on July 6, 2005) to purchase one share of the Company's common stock for $7.00 per share, subject to certain limitations. The Company sold 246,038 units for $6.00 per unit. In an unrelated private placement, also during 2003, the Company sold 100,000 units, each consisting of one share of common stock and one warrant (expiring on August 12, 2005) to purchase one-half of one share of the Company's common stock at $3.50 (or $7.00 per share), for $6.00 per unit. Total proceeds to the Company from the Rights Offering and the private placement, amounted to $2,043,012, net of direct selling expenses.

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

     Under Florida law, the Bank is limited in the amount it can loan to a single borrower to no more than 15% of its statutory capital base, unless a loan that is greater than 15% of the statutory capital base is approved by the Board of Directors and unless the entire amount of the loan is secured. In no event, however, may the loan be greater than 25% of a bank's statutory capital base. The Bank's legal lending limit under Florida law for one borrower, based upon its statutory capital base, is approximately $2,017,306 for unsecured loans and $3,362,176 for fully secured loans.

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

Asset and Liability Management

     The primary assets of the Bank consist of its loan portfolio and investment accounts. Consistent with the requirements of prudent banking necessary to maintain liquidity, the Bank seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. The Bank seeks to invest the largest portion of its assets in commercial, consumer and real estate loans. Generally, loans are limited to less than 85% of deposits and capital funds; however, this ratio may be exceeded as the Bank from time to time will purchase government guaranteed loans that carry minimal risk. The Bank's investment account consists primarily of marketable securities of the United States government, Federal agencies, trust preferred issues of sound financial institutions, agency and corporate mortgage backed issues and bonds issued by various state and municipal governments, generally with varied maturities.

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

2. Market Area and Competition.

     The Bank's primary service area is Bradenton, Florida and the surrounding area of Manatee County. Manatee County is situated in the Tampa Bay region, south of Tampa and north of Sarasota. Bradenton is the county's largest city and the county seat. The primary service area from which the Bank draws 75% of its business is defined as the area bounded on the north by the Hillsborough/Manatee County line, on the south by the Manatee County line, on the east by Interstate 75 and on the West by Sarasota Bay/Palma Sola Bay. The Bank's service area has been expanded into North Manatee County (Manatee River to the North County Line) with the opening of the Palmetto branch location.. The current population of Manatee County is estimated at 323,400 and the median age is estimated at 43.

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

     As of June 30, 2007, there were 29 commercial banks, savings banks and savings and loan institutions, including the Bank, operating in the primary service area. Their 129 branches had combined deposits of approximately $5.6 billion.

3. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 2007. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

AVERAGE CONSOLIDATED ASSETS

	Year Ended December 31, 2007	Year Ended December 31, 2006

Cash and due from banks	$2,406	$3,439

Taxable/Nontaxable securities	$29,678	$20,560
Federal funds sold	773	905
Net Loans	144,393	134,397
Total earning assets	$174,844	$155,862
Other assets	2,744	3,956
Total assets	$179,994	$163,257

AVERAGE CONSOLIDATED
LIABILITIES AND STOCKHOLDERS' EQUITY

	Year Ended December 31, 2007	Year Ended December 31, 2006

Non interest bearing-deposits	$10,519	$11,284
NOW and money market deposits	31,069	39,458
Savings Deposits	12,578	7,576
Time Deposits	89,992	77,422
Borrowings	22,351	13,654
Other liabilities	623	2,023

Total liabilities	$167,132	$151,417

Common Stock	$18	$18
Paid-in Capital	10,140	10,218
Retained earnings	2,704	1,604

Total stockholders' equity	$12,862	$11,840
Total liabilities and stockholders' equity	$179,994	$163,257

The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability (dollars in thousands):

	Year Ended December 31, 2007
	Average Amount	Interest	Average Yield/ Rate
Assets
Taxable/Nontaxable securities	$29,678	$1,718	5.79%
Federal funds sold	773	47	6.08%
Net loans	144,393	11,249	7.79%
Total earning assets	$174,844	$13,014	7.44%
Liabilities
NOW and money market deposits	$31,069	$1,007	3.24%
Savings deposits	12,578	523	4.16%
Time deposits	89,992	4,604	5.12%
Borrowings	22,351	891	3.99%
Total interest bearing liabilities	$155,990	$7,025	4.50%
Interest spread			2.94%
Net interest income		$5,989
Net yield on interest earning assets			3.43%

	Year Ended December 31, 2006
	Average Amount	Interest	Average Yield/ Rate
Assets
Taxable/Nontaxable securities	$20,560	$1,227	5.97%
Federal funds sold	905	45	4.97%
Net loans	134,397	10,424	7.76%
Total earning assets	$155,862	$11,696	7.50%
Liabilities
NOW and money market deposits	$39,458	$1,294	3.28%
Savings deposits	7,576	295	3.89%
Time deposits	77,422	3,510	4.53%
Borrowings	13,654	607	4.45%
Total interest bearing liabilities	$138,110	$5,706	4.13%
Interest spread			3.37%
Net interest income		$5,990
Net yield on interest earning assets			3.84%

4. Rate/Volume Analysis of Net Interest Income.

     The effect on interest income, interest expenses and net interest income during the periods indicated from changes in average balances and rates from the corresponding prior period, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance in the later period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate:

	Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
	Increase (decrease) due to:
	Volume	Rate	Total
Interest earned on:

Taxable/Nontaxable securities	527	(36)	491
Federal funds sold	(4)	6	2
Net loans	779	46	825

Total Interest Income	1,302	16	1,318

Interest paid on:

NOW deposits and money market deposits	(272)	(15)	(287)
Savings deposits	207	21	228
Time deposits	611	483	1,094
Other borrowings	339	(55)	284

Total interest Expense	885	434	1,319

Change in net interest income	$417	$(418)	$(1)

	Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
	Increase (decrease) due to:
	Volume	Rate	Total
Interest earned on:

Taxable/Nontaxable securities	357	48	405
Federal funds sold	(68)	28	(40)
Net loans	1,748	660	2,408

Total Interest Income	2,037	736	2,773

Interest paid on:

NOW deposits and money market deposits	73	517	590
Savings deposits	50	149	199
Time deposits	319	856	1,175
Other borrowings	347	43	390

Total Interest Expense	789	1,565	2,354

Change in net interest income	$1,248	$(829)	$419

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

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):

	Year Ended December 31, 2007
	Average Amount	Average Rate Paid
Deposit Category
Non interest bearing demand deposits	$10,519
NOW and money market deposits	31,069	3.24%
Savings deposits	12,578	4.16%
Time deposits	89,992	5.12%
Total	$144,158	4.25%

Time Certificates of Deposit with balance of $100,000 and above.

3 months or less	$7,774
3-6 months	7,971
6-12 months	8,506
over twelve months	1,276
Total	$25,527

	Year Ended December 31, 2006
	Average Amount	Average Rate Paid
Deposit Category
Non interest bearing demand deposits	$11,283
NOW and money market deposits	39,458	3.28%
Savings deposits	7,576	3.89%
Time deposits	77,422	4.53%
Total	$135,739	4.10%

Time Certificates of Deposit with balance of $100,000 and above.

3 months or less	$2,865
3-6 months	9,565
6-12 months	3,526
over twelve months	3,761
Total	$19,717

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

    The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 2007 and 2006 and the total amount of all loans for such periods (in thousands):

	As of December 31
	2007	2006
Type of Loan
Commercial real estate	$84,090	$69,512
Residential real estate	32,125	28,865
Construction loans	4,467	4,061
Commercial loans	30,744	28,336
Consumer loans	3,491	7,026
Subtotal	154,917	137,800
Allowance for loan losses	(1,403)	(1,571)

Total (net of allowance)	$153,514	$136,229

     The following is a presentation of an analysis of maturities and/or repricing of loans as of December 31, 2007 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 To 5 Years	Due After 5 Years	Total
Commercial Real Estate	$26,359	$13,237	$44,494	$84,090
Residential Real Estate	$12,621	$19,201	$303	$32,125
Construction Loans	$4,467	– 0 –	– 0 –	$4,467
Commercial Loans	$9,610	$4,140	$16,994	$30,744
Consumer Loans	$2,202	$898	$391	$3,491
Total	$55,259	$37,476	$62,182	$154,917

     Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

     The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 2007 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Fixed rate loans	$13,905	$7,382	$15,310	$36,597
Variable rate loans	41,354	30,094	46,872	118,320
Total	$55,259	$37,476	$62,182	$154,917

     The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 2007 and 2006 (dollars in thousands):

	As of December 31,
	2007	2006
Loans accounted for on a non-accrual basis:
Number:	twelve	four
Amount:	$2,084	$1,707
Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number:	one	five
Amount:	$2	$158
Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:
Number:	none	none
Amount:	$0	$0
Loans for which there are serious doubts as to the borrower's ability to comply with existing terms:
Number:	twelve	five
Amount:	$4,363	$3,209

     As of December 31, 2007, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

     At December 31, 2007, 12 loans with an aggregate balance of $2,083,964 were not accruing interest. There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7.  Summary of Loan Loss Experience.

     An analysis of the Company's loan loss experience is furnished in the following table for the years ended December 31, 2007 and 2006, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

	Year Ended December 31
	2007	2006
Balance at beginning of period	$1,571	$1,274
Charge-offs (commercial loans)	(283)	(10)
Charge-offs (residential loans)	(45)	—
Charge-offs (consumer loans)	(46)	(64)
Recoveries	51	201
Provision charged to Operations	155	170
Balance at end of period	$1,403	$1,571

Ratio of allowance for loan losses to total loans outstanding during the period	.91%	1.14%

Net charge-offs/(recoveries) to average loans	.22%	(.09)%

     As of December 31, 2007, the allowance for possible losses was allocated as follows (dollars in thousands):

	Amount	Percent of Loan in Each Category to Total Loans
Loans
Commercial real estate & construction	$550	57.2%
Residential real estate	519	20.7%
Commercial loans	301	19.8%
Consumer loans	28	2.3%
Unallocated	5	N/A
Total	$1,403	100.0%

 As of December 31, 2006, the allowance for possible losses was allocated as follows (dollars in thousands):

	Amount	Percent of Loan in Each Category to Total Loans
Loans
Commercial real estate & construction	$1,026	63.1%
Residential real estate	257	21.0%
Commercial loans	250	10.8%
Consumer loans	23	5.1%
Unallocated	15	N/A
Total	$1,571	100.0%

8.  Loan Loss Reserve.

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2007, 74.1% of outstanding loans were in the category of commercial loans. Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio. However the majority of the loans in this category at December 31, 2007, were made on a secured basis, such collateral consisting primarily of real estate and equipment. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in these loans.

     The Company's consumer loan portfolio is also secured. At December 31, 2007, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate. Management believes that these loans involve less risk than other categories of loans.

     Residential real estate mortgage loans constitute 20.7% of outstanding loans. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

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

9.  Investments.

     As of December 31, 2007, the securities portfolio comprised approximately 16.9% of the Company's assets, while loans comprised approximately 78.8% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the years ended December 31, 2007 and 2006, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

	December 31
	2007	2006
Investment Category
Available-for-Sale:
U.S. Agency Bonds	$2,106	$2,042
Collateralized mortgage obligations
Mortgage-backed securities	5,004	4,154
Trust Preferred & Other Corporate Securities	2,526	3,434
Equity securities	8,139	6,002
Total Available-for-Sale Securities	2,026	1,387
	$19,801	$17,019
Held-to-Maturity Securities:
Corporate Securities	$812	$1,000
General obligation bonds of municipalities	6,649	4,678
Revenue bonds of municipalities	5,096	875
Total Held-to-Maturity Securities	$12,557	$6,553
Total Portfolio	$32,358	$23,572

The following table indicates, for the year ended December 31, 2007, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

	Amount	Average Weighted Yield
Available-for-Sale:
Other Securities after 10 years	$2,026	5.53%
Obligations of U.S. Agency
one to five years	1,113	5.00%
after 10 years	993	4.17%
Collateralized Mortgage Obligations after 10 years	5,004	5.36%
Mortgage-backed securities after 10 years	2,526	6.14%
Trust Preferred & Corporate Securities after 10 years	8,139	8.59%
Total Available-for-Sale	$19,801	6.71%
Held-to-Maturity
Corporate Securities after 10 years	$812	6.45%
General obligation Bonds after 10 years	6,649	4.24%
Revenue bonds after 10 years	5,096	4.23%
Total Held-to-Maturity	$12,557	4.41%
Total	$32,358	5.82%

10.  Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2007 and 2006 are as follows:

	2007	2006
Return on average assets	.81%	1.13%
Return on average equity	11.32%	15.59%
Equity to assets ratio	7.15%	7.25%
Dividend payout ratio	13.51%	9.80%

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

     The asset/liability mix of the Bank is monitored on a daily basis by its management. A quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to its Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on their respective earnings.

12.  Employees.

     As of March 17, 2008, the Bank employed 36 full-time equivalent employees. Management of the Bank believes that its employee relations are good. There are no collective bargaining agreements covering any of the Bank's employees.

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

     The Bank's deposits are insured by the FDIC for a maximum of $100,000 per depositor, subject to certain constraints imposed by the FDIC. For this protection, the Bank pays quarterly statutory assessments and will have to comply with the rules and regulations of the FDIC. In case of member banks like the Bank, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations.

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

     In addition, the Federal Reserve requires its member banks to maintain a minimum ratio of Tier 1 capital to total assets. This capital measure is generally referred to as the leverage capital ratio. The minimum required leverage capital ratio is 4 percent if the Federal Reserve determines that the institution is not anticipating or experiencing significant growth and has well-diversified risks — including no undue interest rate exposure, excellent asset quality, high liquidity and good earnings -- and, in general, is considered a strong banking organization and rated Composite 1 under the Uniform Financial Institutions Rating Systems. If the Bank does not satisfy any of these criteria it may be required to maintain a ratio of total capital to risk-based assets of 10% and a ratio of Tier 1 capital to risk-based assets of at least 6%. The Bank would then be required to maintain a 5% leverage capital ratio.

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

•	requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC");

•	imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures;

•	accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and

•	requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

SOX requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, SOX:

•	subjects bonuses issued to top executives to disgorgement if a restatement of the company's financial statements was due to corporate misconduct;

•	prohibits an officer or director misleading or coercing an auditor;

•	prohibits insider trades during pension fund "blackout periods";

•	imposes new criminal penalties for fraud and other wrongful acts; and

•	extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Item 2.	Description of Property.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     The Registrant's Amended and Restated Articles of Incorporation authorize it to issue up to 25,000,000 shares of the Common Stock. As of March 17, 2008, 1,808,219 shares of the Common Stock were issued and 1,768,446 were outstanding to 603 holders of record.

     Since November 2004, the Common Stock has been trading on the OTCBB under the symbol "HZNB". The following table sets forth the range of high and low bid information for the four quarters of 2007, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	14.95	14.40
June 30	14.45	13.45
September 30	13.90	12.00
December 31	14.00	11.05

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The following table sets forth the range of high and low bid information for the four quarters of 2006, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	15.00	12.45
June 30	15.25	14.50
September 30	15.10	14.10
December 31	15.00	14.40

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

     The Bank is restricted in its ability to pay dividends under the Florida banking laws and by regulations of the Federal Reserve

Equity Compensation Plan Information

     The following chart sets forth information relating to the Company's stock option plan.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluded securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	90,320		$11.10	37,887

Equity compensation plans not approved by security holders	34,380	(1)	$5.50	-0-

Total	124,700			37,887

(1) These ten-year options were granted to Charles S. Conoley, the President and Chief Executive Officer, under an individual compensation arrangement on October 28, 1998. The options vested in their entirety on December 31, 2004.

During 2007, the Company granted the following securities without registering them under the Securities Act of 1933, as amended (the "Securities Act"):

•	Date:	December 31, 2007
	Securities:	Options to purchase shares of Common Stock, $0.01 par value exercisable at $12.00 per share on or before December 31, 2017
	Amount:	11,000
	Purchasers:	Charles S. Conoley	2,500
		Michael J. Glasgow	500
		Barclay Kirkland, DDS	500
		C. Donald Miller	500
		David K. Scherer	500
		Bruce E. Shackelford	500
		Elizabeth Thomason, DDS	500
		Mary Ann P. Turner	500
		Clarence R. Urban	500
		Bradley N. Severson	1,500
		Jeffrey S. Chapin	1,500	and
		Kathleen M. Jepson	1,500
	Consideration:	None.
	Exemption:	These sales were exempt from registration under Section 4(2) of the Securities Act; each of the purchasers was either a director or an executive officer, or both, of the Company.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES *

Period	(a) Total Number of Shares (or| Units) Purchased	(b) Average Price paid per share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2007	9,673	$11.65	9,673	$387,000

November 1 through November 30, 2007	10,100	$11.85	19,773	$268,000

December 1 through December 31, 2007	–0–	$0.00	19,773	$268,000

Total	19,773	$11.75	19,773	$268,000

* All the purchases were made pursuant to a program publicly announced on October 18, 2007. Under the program, the purchase in open market transactions of up to $500,000 worth of shares of Common Stock was approved. The program expired in January 2008.

Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For an additional discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see Note 2 in the Company's consolidated financial statements for years ended December 31, 2007 and 2006.

     Income Taxes: The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Income taxes are discussed in more detail in Note 14 of the consolidated financial statements. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatments taking into account statutory, judicial and regulatory guidance in the context of its tax position. Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances, such as changes in tax laws influencing the Company's overall tax position.

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

     In its projections for fiscal 2007, the Company anticipated a higher net interest income as the Bank continued to expand its base of earning assets. The actual results for the year ended December 31,2007 show that, in spite of rising short term interest rates, that increased the cost of funds, and caused an inverted yield curve, management was able to keep net interest income at the fiscal 2006 level through a significant expansion of earning assets.

     Looking ahead to 2008, the Company expects general rates to decrease in the first half of the year which will decrease cost of funds at a greater pace than the yield on earning assets. The strategy for 2008 is to keep the net yield around 3.4%, but expand the earning asset base. In addition, expense control and growth in non-interest income will also be desirable objectives for 2008. Additionally, investment in additional new business development capabilities and process improvements within the demand deposit area are expected to contribute positively to the 2008 results and beyond. The Bank expects to open a fourth branch in Brandon, Florida in the second half of 2008 which will affect negatively efforts to control expenses, but will expand the Company's earning asset and deposit base.

A. Results of Operations.

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.

     For the years ended December 31, 2007 and 2006, net income amounted to $1,455,800 and $1,845,571 respectively. For 2007, basic and diluted income per share of Common Stock was $.81 and $.76, respectively. For 2006, basic and diluted income per share of Common Stock was $1.02 and $.94, respectively. Because of the existence of warrants and stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income per share. A portion of the warrants/options were dilutive during calendar years 2007 and 2006.

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

        Following is a comparison of the Company's performance during calendar year 2007 and 2006.

     Average earning assets increased from $155.9 million at December 31, 2006, to $174.8 million at December 31, 2007, representing an increase of $18.9 million, or 12%. Below are the various components of average earning assets for the periods indicated (in thousands):

	December 31
	2007	2006
Federal funds sold	$773	$905
Taxable/nontaxable securities	29,678	20,560
Loans	144,393	134,397
Total earning assets	$174,844	$155,862

     Net interest income decreased, from $5,990,472 for the year ended December 31, 2006, to $5,988,738 for the year ended December 31, 2007. Below are the various components of interest income and expense, as well as their yield/cost for the periods indicated:

Years Ended:	December 31, 2007		December 31, 2006
	Interest Income	Yield	Interest Income	Yield
	/Expense	/Cost	/Expense	/Cost
	($ in 000's)
Interest income:
Federal funds sold	$47	6.08%	$45	4.97%
Taxable/nontaxable securities	1,718	5.79%	1,227	5.97%
Loans	11,249	7.79%	10,424	7.76%
Total	$13,014	7.44%	$11,696	7.50%
Interest expense:
NOW and money market deposits	$1,007	3.24%	$1,294	3.28%
Savings deposits	523	4.16%	295	3.89%
Time deposits	4,604	5.12%	3,510	4.53%
Other borrowings	891	3.99%	607	4.45%
Total	$7,025	4.50%	$5,706	4.13%
Net interest income	$5,989		$5,990
Net yield on earning assets		3.43%		3.84%

     The above table indicates that the net yield on earning assets decreased from 3.84% for the year ended December 31, 2006, to 3.43% for the year ended December 31, 2007. As shown in the table, the decrease in net yield occurred because the increased yield on loans and from federal funds sold were not sufficient to offset the increase in rates the Bank had to pay on deposits in a competitive local market environment. For further explanation please see Part I, Item 4, "Rate/Volume Analysis of Net Interest Income".

Non-interest Income

     Non-interest income as a percentage of average total assets for years ended December 31, 2007 and 2006, decreased to .16% and .54%. The reason for the decrease is twofold:

a.	The year 2007 included a gain on the sale of loans of $46,125 while the gain on sale of loans in 2006 was $423,640.

b.	The Bank also realized a gain on the sale of servicing assets in 2007 of $54,447 while the gain on sale of servicing assets in 2006 was $206,832.

These gains are related to loans that are partially guaranteed by an agency of the United States government, such as the SBA (Small Business Administration) and the USDA (United States Department of Agriculture). Generally, we sell these loans neither because of credit quality deterioration or liquidity but in order to mitigate the risk of early payoffs and thus the risk of adverse impact on our net income. Specifically, in case of a government-guaranteed loan exceeding $1.5 million, we generally sell the guaranteed portion and, at nearly the same time, acquire from an unrelated party the guaranteed portion of several loans that are much smaller. We believe that by exchanging, in effect, the guaranteed portion of a large loan for the guaranteed portion of several smaller loans we are spreading the risk of an early pay-off.

The guaranteed portions of only four loans were sold in calendar year 2006 and the guaranteed portions of only three such loans were sold in 2007. Overall, our loan portfolio contains 55 government guaranteed loans, with an aggregate balance of $15.4 million, representing 10% of our total loan portfolio on a dollar basis.

     Components of non-interest income for calendar years 2007 and 2006 are as follows:

	Year Ended December 31
	2007	2006
Gain on sale of loans and servicing assets	$100,572	$630,472
(Loss) on sale of foreclosed assets	(2,323)	(3,232)
Service fees on deposit accounts	92,445	109,352
Commissions from investment advisor	16,356	837
Miscellaneous other	80,595	151,830
Total	$287,645	$889,259

Non-Interest Expense

     Non-interest expense as a percentage of average total assets for years ended December 31, 2007 and 2006, respectively, remained essentially the same, 2.31% and 2.32%, respectively.

     Components of non-interest expense for calendar years 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006
Salaries and benefits	$2,111,233	$1,867,480
Building and equipment expense	700,857	661,829
Professional fees	260,083	311,826
Data processing and software expense	350,376	363,257
Other operating expenses	728,082	586,551
Total	$4,150,631	$3,790,943

     During calendar year 2007, the allowance for loan losses decreased from $1,570,844 to $1,402,843. The allowance for loan losses, as a percentage of gross loans, decreased from 1.14% at December 31, 2006, to .91% at December 31, 2007.

     As of December 31, 2007, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources. The interest rate sensitivity position at year-end 2007 is presented below. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity (dollars in thousands):

EARNING ASSETS	Within three months	After three months but within six months	After six but within one year	After one year but within five years	After five years	Total

Loans	45,847	2,723	6,435	37,730	62,182	154.917
Securities	9,776	275	1,506	4,671	16,664	32,892
Federal funds sold	618	– 0 –	– 0 –	– 0 –	– 0 –	618
Total earning assets	56,241	2,998	7,941	42,401	78,846	188,427

SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings	43,647	– 0 –	– 0 –	– 0 –	– 0 –	43,647
Certificates, Less than $100M	14,879	15,820	28,814	14,647	– 0 –	74,160
Certificates, $100M and over	7,774	7,971	8,506	1,276	– 0 –	25,527
Borrowings	9,228	– 0 –	– 0 –	16,000	9,500	34,728
Total interest-bearing liabilities	75,528	23,791	37,320	31,923	9,500	178,062
Interest rate sensitivity gap	(19,287)	(20,793)	(29,379)	10,478	69,346	10,365
Cumulative gap	(19,287)	(40,080)	(69,459)	(58,981)	10,365	—
Interest rate sensitivity gap ratio	0.74	0.13	0.21	1.33	8.3	1.06
Cumulative interest rate sensitivity gap ratio	0.74	0.6	0.49	0.65	1.06	—

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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Cash and cash equivalents	3,009	4,673
CDs, over $100,000 to total deposit ratio	17.4%	14.1%
Loan to deposit ratio	104.7%	97.6%
Securities to total assets ratio	16.9%	14.0%
Brokered deposits	14,324	9,377

     As the above balances and ratios indicate, management believes that the Company's 2007 liquidity position is satisfactory. Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2007 and 2006:

Bank	2007	2006	Minimum Regulatory Requirement

Tier 1 Capital	9.2%	9.5%	4.0%
Tier 2 Capital	1.0%	1.2%	N/A

Total risk-based capital ratio	10.2%	10.7%	8.0%

Leverage ratio	7.2%	7.4%	3.0%

Company - Consolidated	2007	2006	Minimum Regulatory Requirement

Tier 1 Capital	9.4%	9.8%	4.0%
Tier 2 Capital	1.0%	1.2%	N/A

Total risk-based capital ratio	10.4%	11.0%	8.0%

Leverage ratio	7.4%	7.5%	3.0%

Item 7.	Financial Statements and Supplementary Data.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006

F-i

F-ii

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Horizon Bancorporation, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton, Florida and subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/S/ Francis & Co., CPA's

Atlanta, Georgia
March 11, 2008

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Balance Sheets

	As of December 31,
	2007	2006
ASSETS
Cash and due from banks	$2,391,201	$4,672,956
Federal funds sold	618,000	–0–
Total cash and cash equivalents	$3,009,201	$4,672,956
Securities:
Held to maturity, at amortized cost	13,090,921	6,539,698
Available-for-sale at fair value	19,800,961	17,018,928
Loans, net	153,514,193	136,229,170
Property and equipment, net	2,030,744	2,116,015
Other real estate owned	1,119,411	–0–
Other assets	2,263,963	1,696,568
Total Assets	$194,829,394	$168,273,335

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing deposits	$8,884,651	$10,384,537
Interest bearing deposits	137,670,717	129,146,962
Total deposits	$146,555,368	$139,531,499
Federal Home Loan Bank borrowings	29,700,000	15,500,000
Federal funds purchased	5,028,000	–0–
Dividends payable	196,729	180,815
Other liabilities	195,772	491,404
Total Liabilities	$181,675,869	$155,703,718

Shareholders' Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$—	$—
Treasury Stock: 19,773 shares(2007) and 0 shares(2006)	(232,393)	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,808,219 issued and 1,788,446 outstanding(2007) and 1,808,152 (2006) shares issued and outstanding	18,082	18,082
Paid-in-capital	10,288,581	10,223,103
Retained earnings	3,727,722	2,468,651
Accumulated other comprehensive income, net of tax	(648,467)	(140,219)
Total Shareholders' Equity	$13,153,525	$12,569,617
Total Liabilities and Shareholders' Equity	$194,829,394	$168,273,335

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Income

	Year Ended December 31,
	2007	2006
Interest Income:
Interest and fees on loans	$11,248,488	$10,424,319
Interest on investment securities	1,717,967	1,227,172
Interest on federal funds sold	47,440	45,428
Total interest income	$13,013,895	$11,696,919
Interest Expense:
Interest on deposits	6,133,458	5,098,527
Interest on borrowings	891,699	607,920
Total interest expense	7,025,157	5,706,447
Net interest income	5,988,738	5,990,472
Provision for possible loan losses	155,000	170,000
Net interest income after provision for possible loan losses	$5,833,738	$5,820,472

Other Income:
Gain on sale of loans	$46,125	$423,640
(Loss) on sale of foreclosed assets	(2,323)	(3,232)
Gain on sale of servicing assets	54,447	206,832
Gain/(loss) on sale of assets	(271)	4,490
Service fees on deposit accounts	92,445	100,524
Miscellaneous, other	97,222	157,005
Total other income	$287,645	$889,259
Other Expenses:
Salaries and benefits	$2,111,233	$1,867,480
Building and equipment expense	700,857	661,829
Professional fees	260,083	311,826
Data processing and software expense	350,376	363,257
Other operating expenses	728,082	586,551
Total other expenses	$4,150,631	$3,790,943

Income before income tax	$1,970,752	$2,918,788
Income tax	514,952	1,073,217
Net income	$1,455,800	$1,845,571

Basic income per share	$.81	$1.02
Diluted income per share	$.76	$.94
Weighted average number of shares outstanding:
Basic	1,804,934	1,805,789
Diluted	1,910,157	1,969,451

Refer to notes to the consolidated financial statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2007 and 2006

	Common Stock					Accumulated Other
	Shares	Par Value	Treasury Stock	Paid in Capital	Retained Earnings	Comprehensive Income	Total

Balance December 31 , 2005	1,797,619	$17,976	$0	$10,150,543	$803,895	$(85,838)	$10,886,576
Comprehensive Income:
Net income, twelve-month period ended Decmber 31, 2006					1,845,571		1,845,571
Net unrealized loss on securities, twelve-month period ended December 31, 2006						(54,381)	(54,381)

Total comprehensive income/net of tax							1,791,190

Exercise of warrants & Stock options	10,533	$106	0	$54,136		-	54,242

Stock Options Expense	-			$18,424		-	18,424

Dividends Payable	-				(180,815)	-	(180,815)

Balance December 31 , 2006	1,808,152	$18,082	-	$10,223,103	$2,468,651	$(140,219)	$12,569,617
Comprehensive Income:
Net income, twelve-month period ended Decmber 31, 2007					$1,455,800		$1,455,800

Net unrealized loss on securities, twelve-month period ended December 31, 2007						(508,248)	(508,248)

Total comprehensive income/(loss),net of tax							947,552

Exercise of warrants & Stock options	67			$803		-	803

Repurchase of common stock	(19,773)		$(232,393)			-	(232,393)

Stock Options Expense	-			$64,675		-	64,675

Dividends Payable	-				(196,729)	-	(196,729)

Balance December 31 , 2007	1,788,446	$18,082	$(232,393)	$10,288,581	$3,727,722	$(648,467)	$13,153,525

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$1,455,800	$1,845,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,541	280,880
(Accretion) of securities	(9,807)	(4,439)
Provision for loan losses	155,000	170,000
Stock based compensation	64,675	18,424
Loss on sale of foreclosed assets	2,323	3,232
(Gain)/loss on sale of fixed assets	271	(4,490)
Gain on sale of servicing assets	(54,447)	(206,832)
Gain on sale of loans	(46,125)	(423,640)
Changes in assets and liabilities that (used) provided cash:
Accounts receivables and other assets	(660,564)	(546,034)
Payables and other liabilities	27,785	531,234
Net cash provided by operating activities	$1,173,452	$1,663,906
Cash flows from investing activities
Proceeds from sale of foreclosed assets	$12,500	$1,650
Proceeds from sale of loans	1,579,000	11,075,491
Purchase of securities, held-to-maturity	(6,554,643)	(3,700,519)
Purchase of securities, AFS	(5,739,631)	(2,190,980)
Proceeds from maturity and pay-downs of securities, AFS	2,839,779	1,747,877
Purchase of Federal Home Loan Bank Stock	(639,027)	(328,800)
Increase in other real estate owned	(1,119,411)	-
Loan originations, net	(18,918,451)	(24,651,013)
Property and equipment expenditures, net	(120,874)	(170,455)
Net cash used by investing activities	$(28,660,758)	$(18,216,749)
Cash flows from financing activities:
Exercise of warrants and options	$804	$54,242
Increase in deposits	7,023,869	6,678,064
Increase in fed funds purchased	5,028,000	-
Increase in borrowings, net	14,200,000	7,500,000
Purchase of treasury stock	(232,393)	-
Cash dividend	(196,729)	(180,815)
Net cash provided by financing activities	25,823,551	14,051,491
Net increase/(decrease) in cash and cash equivalents	$(1,663,755)	$(2,501,352)
Cash and cash equivalents, beginning of period	4,672,956	7,174,308
Cash and cash equivalents, end period	$3,009,201	$4,672,956

Supplemental Information:
Income taxes paid	$705,834	$1,123,554
Interest paid	$7,082,683	$5,597,909

Refer to notes to the consolidated financial statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

     The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2007 there were 1,808,219 shares issued and 1,788,446 shares of the Company's common stock outstanding. As of December 31, 2006 there were 1,808,152 shares of the Company's common stock issued and outstanding. As of December 31, 2007 the Company had purchased 19,773 shares of treasury stock. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of December 31, 2007, there were no shares of the Company's preferred stock issued or outstanding.

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

     Basis of Accounting. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible loan losses, the valuation of foreclosed real estate, the fair value of financial instruments, and the status of contingencies.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

     Securities. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value with the unrealized holding gains/losses reported as a component of other comprehensive income, net of tax. Generally, in the available-for-sale category are securities that are held to meet investment objectives such as interest rate risk, liquidity management and asset-liability management strategies among others. The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase. The Company does not have trading securities at December 31, 2007 and 2006. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are classified as available for sale and recorded at cost.

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
December 31, 2007 and 2006

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

     The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

     Property and Equipment. Building, leasehold improvements, furniture, and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed principally by the straight-line method based on the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. The Company had no capitalized lease obligations at December 31, 2007 and 2006.

     Other Real Estate Owned. Other real estate owned represents property acquired by the Company in satisfaction of a loan. Other real estate owned is carried at the lower of: (i) cost or (ii) fair value less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss and charged against the allowance for loan losses. Gain or loss on the sale of the property and any subsequent adjustments to reflect changes in fair value of the property are reflected in the income statement. Recoverable costs relating to the development and improvement of the property are capitalized whereas routine holding costs are charged to expense.

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
December 31, 2007 and 2006

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

     Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Comprehensive income for calendar years 2007 and 2006 are shown in the consolidated statements of changes in shareholders' equity.

     Recent Accounting Pronouncements. In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the Statement establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the Statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this Statement could have on its financial condition, results of operations and cash flows.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

In February 2007, the FASB issued Statement No. 150, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No 115. The Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. Most of the provisions in Statement No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Statement No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 and is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations. The Statement will significantly change the accounting for business combinations, as an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The Statement changes the accounting treatment for several specific items, such as acquisition costs, noncontrolling interests (formerly referred to as minority interests), contingent liabilities, restructuring costs and changes in deferred tax asset valuation allowances. The Statement also includes a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of this statement will have on the accounting for future acquisitions and business combinations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No 51. The Statement establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The Company currently does not have any noncontrolling interests and is evaluating the impact the adoption of this statement will have on the accounting for future business combinations.

Note 3 - Federal Funds Sold & Purchased

     The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. At December 31, 2007 and 2006, federal funds sold were $618,000 and zero, respectively. Federal funds purchased represent unsecured borrowing form other financial institutions and generally mature daily. At December 31, 2007 and 2006, federal funds purchased amounted to$5,028,000 and zero, respectively.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 4 - Securities Held-to-Maturity

     The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2007 follow:

			Gross
	Amortized		Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
State, County and Municipalities	$12,090,921	$1,863	$(347,485)	$11,745,299
Corporate Securities	1,000,000	-0-	(188,000)	812,000
Total Securities	$13,090,921	$1,863	$(535,485)	$12,557,299

     The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2006 follow:

			Gross
	Amortized		Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
State, County and Municipalities	$5,539,698	$22,261	$(8,881)	$5,553,078
Corporate Securities	1,000,000	-0-	-0-	1,000,000
Total Securities	$6,539,698	$22,261	$(8,881)	$6,553,078

The amortized costs and estimated market values of securities held-to-maturity at December 31, 2007 by contractual maturity are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due after ten years	$13,090,921	$12,557,299
Total securities	$13,090,921	$12,557,299

     At December 31, 2007, none of the securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law. No securities were sold during calendar years 2007 and 2006.

  Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	December 31, 2007
	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$10,533,193	$(341,036)	$473,243	$(6,449)	$11,006,436	$(347,485)
Corporate Securities	812,000	(188,000)	–0–	–0–	812,000	(188,000)
Total	$11,345,193	$(529,036)	$473,243	$(6,449)	$11,818,436	$(535,485)

	December 31, 2006
	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$1,418,585	$(8,049)	$480,509	$(832)	$1,899,094	$(8,881)
Total	$1,418,585	$(8,049)	$480,509	$(832)	$1,899,094	$(8,881)

     Unrealized losses on held-to-maturity securities amounted to $535,485(2007) and $8,881(2006) representing 4.09% (2007) and .14% (2006) of the total held to maturity securities portfolio. Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 5 - Securities Available-for-Sale

     The amortized costs and estimated market values of securities available-for-sale as of December 31, 2007 follow:

	Amortized		Gross Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Agency	$2,110,000	$3,441	$(6,900)	$2,106,541
Collateralized Mortgage Obligations	5,170,643	18,344	(184,950)	5,004,037
Mortgage Backed Securities	3,196,545	1,400	(672,191)	2,525,754
Trust-Preferred Securities	8,280,460	—	(141,668)	8,138,792
Other Securities	2,025,837	—	—	2,025,837
Total Securities	$20,783,485	$23,185	$(1,005,709)	$19,800,961

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

The amortized costs and estimated market values of securities available-for-sale at December 31, 2007 by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due after five through ten years	$1,110,000	$1,113,441
Due after ten years	17,647,648	16,661,683
No maturity (equity securities)	2,025,837	2,025,837
Total securities	$20,783,485	$19,800,961

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

     At December 31, 2007 $2,110,000 agency securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law. At December 31, 2006 zero securities were pledged. No securities were sold during calendar years 2007 and 2006, although $2,322,540 of trust preferred securities were called in 2007.

    Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	December 31, 2007
	Less than Twelve Months		Greater than Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$–0–	$–0–	$993,100	$(6,900)	$993,100	$(6,900)
Collateralized Mortgage obligations	968,481	(40,585)	2,906,989	(133,835)	3,875,470	(174,420)
Mortgage backed securities	1,173,649	(665,485)	1,425,241	(17,236)	2,598,890	(682,721)
Trust preferred securities & other corporate notes	4,883,680	(120,977)	487,650	(20,691)	5,371,330	(141,668)
Total	$7,025,810	$(827,047)	$5,812,980	$(178,662)	$12,838,790	$(1,005,709)

	December 31, 2006
	Less than Twelve Months		Greater than Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$–0–	$–0–	$2,042,048	$(67,952)	$2,042,048	$(67,952)
Collateralized Mortgage obligations	—	—	3,436,726	(131,082)	3,436,726	(131,082)
Mortgage backed securities	—	—	292,965	(10,562)	292,965	(10,562)
Trust preferred securities	—	—	496,950	(11,626)	496,950	(11,626)
Total	$–0–	$–0–	$6,268,689	$(221,222)	$6,268,689	$(221,222)

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

     Unrealized losses in the securities available for sale portfolio amounted to $1,005,709 (2007) and $221,222 (2006) representing 5.08% (2007) and 1.30% (2006) of the total portfolio. Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

Note 6 - Loans

     The composition of net loans by major loan category, as of December 31, 2007 and 2006, follows:

	December 31,
	2007	2006
Real estate - commercial	$84,089,484	$69,511,812
Real estate - construction	4,467,425	4,060,769
Real estate - residential	32,125,396	28,865,211
Commercial	30,743,834	28,336,361
Consumer	3,490,897	7,025,861
Loans, gross	$154,917,036	$137,800,014
Deduct:
Allowance for loan losses	(1,402,843)	(1,570,844)
Loans, net	$153,514,193	$136,229,170

     The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended December 31,
	2007	2006
Impaired loans without a valuation allowance	$5,500,494	$-
Impaired loans with a valuation allowance	1,640,171	6,118,891
Total impaired loans	$7,140,665	$6,118,891
Valuation allowance related to impaired loans	$381,394	$626,881
Average investment in impaired loans	$8,034,569	$3,801,869
Interest recognized on impaired loans	$486,065	$332,488

     Loans on non-accrual status amounted to $2,083,964 at December 31, 2007 and to $1,707,572 at December 31, 2006. Interest recognized on non-accruing loans at December 31, 2007 and 2006 was $81,473 and $46,524, respectively. Loans past due ninety days or more and still accruing interest amounted to $1,543 and $158,443, at December 31, 2007 and 2006, respectively.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

    Activity within the Allowance accounts for the years ended December 31, 2007 and 2006 follows:

	December 31
	2007	2006
Balance, beginning of year	$1,570,844	$1,273,524
Add: Provision for loan losses	155,000	170,000
Add: Recoveries of previously charged off amounts	50,650	200,507
Total	$1,776,494	$1,644,031
Deduct: Amount charged off	(373,651)	(73,187)
Balance, end of year	$1,402,843	$1,570,844

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 8 - Property and Equipment

     Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation. Land is stated at cost. Components of property and equipment included in the consolidated balance sheets at December 31, 2007 and 2006 follow:

	December 31
	2007	2006
Land	$410,078	$410,078
Land Improvements	48,399	48,399
Building	1,123,406	1,113,754
Leasehold improvements	95,504	92,733
Furniture and equipment	1,430,721	1,322,541
Property and equipment, gross	$3,108,108	$2,987,505
Deduct:
Accumulated depreciation	(1,077,364)	(871,490)
Property and Equipment, net	$2,030,744	$2,116,015

     Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $205,874 and $202,109, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

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

     At December 31, 2007 and 2006, the Company had unused loan commitments of approximately $11.5 million and $12.7 million, respectively. Additionally, there were $50,000 and $123,000 in commitments under standby letters of credit at December 31, 2007 and 2006, respectively. Various assets collateralize the majority of the loan commitments. No material losses are anticipated as a result of these transactions.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

     On June 30, 1999, the Bank entered into a seven-year contractual agreement (the "Agreement") with a data processing provider. That Agreement was renegotiated on May 11, 2001, with the new owner of the data processing company. The Agreement was extended to August, 2008, with a renewal feature for an additional seven-year period. The monthly service fee varies according to the services used and the number and type of transactions processed. Expenses associated with the above and predecessor agreements associated with data processing services amounted to $255,342 and $277,363, respectively, for the years ended December 31, 2007 and 2006.

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

Note 10 - Deposits

     The following details deposit accounts at December 31, 2007 and 2006:

	December 31,
	2007	2006
Non-interest bearing deposits	$8,884,651	$10,384,537
Interest bearing deposits:
NOW accounts	7,157,823	7,127,158
Money market	16,727,827	31,067,965
Savings	14,098,008	9,827,503
Time, less than $100,000	74,159,888	61,407,331
Time, $100,000 and over	25,527,171	19,717,005
Total deposits	$146,555,368	$139,531,499

At December 31, 2007, the scheduled maturities of all certificates of deposit were as follows:

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Year Ending December 31,	Amount
2008	$83,846,601
2009	9,462,566
2010	2,666,754
2011	2,481,498
2012	1,225,591
2013	4,049
Total	$99,687,059

At December 31, 2007 and 2006, the Company held brokered time deposits in the amount of $14,324,000 and $9,377,000, respectively. At December 31, 2007 and 2006, overdraft deposit accounts reclassified to loans aggregated $11,648 and $11,612, respectively.

Note 11 - Borrowings

  On August 31, 2006, the Company initiated borrowings of up to $2,500,000, of which $0 were outstanding at December 31, 2007. The loan was secured by the Bank's issued and outstanding common stock; it carries a rate of "One Month London Interbank Offering Rates" index plus 1.85%. The loan provides for interest-only quarterly payments until maturity, or August 31, 2008, when principal becomes due.

  During calendar years 2007 and 2006, the Bank obtained several funding advances from the Federal Home Loan Bank (the "FHLB"). The above advances are secured by a blanket lien on all real estate mortgages held by the Bank. The outstanding balance on the above funding advances amounted to $29,700,000 and $15,500,000, respectively, at December 31, 2007 and 2006. The interest rate on the above advances is 4.41% and 4.18% at December 31, 2007 and 2006, respectively. The maturity dates for the advances outstanding at December 31, 2007 were July 22, 2015 for $8 million, December 5, 2011 for $5 million, May 14, 2012 for $3 million, May 18, 2012 for $3 million, June 22, 2012 for $5 million and January 31, 2008 for $5.7 million. The maturity dates for the advances outstanding at December 31, 2006 were July 22, 2015 for $8 million, December 5, 2011 for $5 million and January 30, 2007 for $2.5 million.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 12 - Interest on Deposits and Borrowings

A summary of interest expense for the years ended December 31, 2007 and 2006 follows:

	December 31,
	2007	2006
Interest on NOW accounts	$58,512	$32,121
Interest on money market accounts	948,174	1,261,111
Interest on savings accounts	522,709	295,020
Interest on CDs under 100,000	3,403,585	2,555,935
Interest on CDs $100,000 and over	1,200,478	954,340
Interest on borrowings	891,699	607,920
Total interest on deposits and borrowings	$7,025,157	$5,706,447

Note 13 - Other Operating Expenses

     A summary of other operating expenses for the years ended December 31, 2007 and 2006 follows:

	December 31,
	2007	2006
Postage and courier	$67,895	$63,217
Advertising and promotion	106,369	102,514
Taxes and insurance	124,659	126,430
Telephone	29,091	25,447
Supplies and printing	45,172	48,133
Meetings and seminars	40,858	36,066
Correspondent bank charges	40,421	28,885
Other real estate expense	31,721	–0–
Directors' fees	53,200	55,200
Investment advisor expense	41,966	1,758
Other	146,730	98,901
Total other operating expenses	$728,082	$586,551

Note 14 - Income Taxes

 As of December 31, 2007 and 2006, the Company's provision for income taxes consisted of the following:

	2007	2006
Current	$721,163	$1,166,386
Deferred	(83,307)	(93,169)
Change in valuation allowance	(122,904)	—
	$514,952	$1,073,217

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

     The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	December 31,
	2007	2006
Tax provision at Federal statutory rate	$670,056	$992,388
Tax-exempt income	(161,136)	(69,480)
State income tax, net of federal benefits	80,400	109,770
Change in valuation allowance	(122,904)	—
Stock-based compensation	21,990	12,076
Other	26,546	28,463
Income tax expense	$514,952	$1,073,217

      The components of deferred income taxes are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Loan loss reserves	$479,675		$534,087
Other real estate owned (OREO)	71,396		–0–
Stock options/warrants	34,065		12,076
Unrealized loss, AFS securities	334,069		72,233
Total	919,205		618,396
Deferred tax liabilities:
Depreciation	107,256		151,590
Valuation allowance	–0–		122,904
Total	107,256		274,494
Net deferred tax asset	$811,949	$	$ 343,902

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences at December 31, 2007.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

     As a result of adopting FASB No. 123R on January 1, 2006, the Company’s net income for the year ended December 31, 2007 decreased by approximately $65,000 compared to accounting for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the year ended December 31, 2007 were reduced by $.04 per share and $.03 per share, respectively, as a result of adopting FASB No. 123R.

     At December 31, 2007, there was approximately $150,905 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of two years.

A summary of the options/warrants activity for the years ended December 31, 2007 and 2006 is presented below.

	Number of Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2005	304,787	$5.99
Granted during 2006	19,600	$14.50
Exercised during 2006	(10,533)	5.51
Forfeited during 2006	(374)	12.00
Outstanding, December 31, 2006	313,480	$6.53
Granted during 2007	19,200	$12.00
Exercised during 2007	(67)	12.00
Forfeited during 2007	(2,374)	13.73
Outstanding, December 31, 2007	330,239	$6.69

   The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

2007
Stock options expected to vest:
Number	330,239
Weighted average exercise price	$6.69
Aggregate intrinsic value	$2,210,385
Weighted average contractual term of options	3.14 years
Range of option price	$5.50 to $14.50

Stock options vested and currently exercisable:
Number	290,886
Weighted average exercise price	$6.08
Aggregate intrinsic value	$1,769,811
Weighted average contractual term of options	4.08 years
Range of option price	$5.50 to $14.50

     The fair value of the options granted in 2007 and 2006 was based upon the discounted value of future cash flows of the options using the following assumptions:

	2007	2006
Risk-free interest rate	4.10%	4.55%
Expected life of the options	10 years	10 years
Expected dividends (as a percent of the fair value of the stock)	- -	- -
Expected volatility	11.0%	15.0%
Value of option	$4.25	$5.80

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

 Lease of a Branch Office. On February 9, 2001, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the "Horizon Partnership") to lease approximately 3,800 square-feet of a new office building in Bradenton, Florida. Four of the Company's board members are also the majority owners of the Horizon Partnership. The lease, which commenced on June 1, 2001, is for a period of 10 years with two consecutive five-year extensions. In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments that may be levied against the property. The total monthly payment approximates $9,500, an amount that was paid beginning with the September 1, 2001 payment. The monthly lease payments increase by 3% on the date of each anniversary. For the years ended December 31, 2007 and 2006, expenses associated with this lease amounted to $113,099 and $109,805, respectively.

     On May 18, 2005, the Bank entered into a lease agreement with TCB,LLP, (the "TCB Partnership") to lease approximately 3,800 square-feet of a new office building in Palmetto, Florida. Five of the Company's board members are also the majority owners of TCB, LLP. The lease, which commenced on October 10, 2005, is for a period of 10 years with two consecutive five-year extensions. In addition to the monthly lease payment, the Bank is required to pay pro-rata real estate taxes and special assessments that may be levied against the property. The total monthly payment approximates $10,000, an amount that was paid beginning with the October 11, 2005 payment. The monthly lease payments increase by 3% on the date of each anniversary. For the years ended December 31, 2007 and 2006, expenses associated with this lease amounted to $117,517 and $114,095 respectively.

As of December 31, 2007, the future minimum lease commitments are as follows:

Year Ending December 31,	Amount
2008	$236,430
2009	243,529
2010	250,833
2011	184,028
2012	136,230
Thereafter	395,658
Total	$1,446,708

     Payments to Directors. Two directors received $20,720 and $28,149 for products and services sold to the Company during the years ended December 31, 2007 and 2006, respectively. Fees to directors during the years ended December 31, 2007 and 2006 amounted to $53,200 and $55,200 respectively.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

     Borrowings and Deposits by Directors and Executive Officers. Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 2007 and 2006, loans outstanding to directors, their related interests and executive officers aggregated $7,595,980 and $3,383,524 respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

     A summary of the related party loan transactions during the calendar years 2007 and 2006 follows:

	Insider Loan Transactions
	2007	2006
Balance, beginning of year	$3,383,524	$2,827,421
New loans	4,555,316	569,655
Less: Principal reductions	(342,860)	(13,552)
Balance, end of year	$7,595,980	$3,383,524

     Deposits by directors, executive officers and their related interests, as of December 31, 2007 and 2006 approximated $2,656,565 and $2,694,699 respectively.

Note 16 - Concentrations of Credit

     The Company originates primarily commercial, residential, and consumer loans to customers in Manatee County, Florida, and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Manatee County and the surrounding counties.

     Seventy-eight percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. Another ten percent or $15,364,141 of the Company's loan portfolio is concentrated in loans guaranteed by the United States Department of Agriculture. The majority of these loans are secured by real estate and all are guaranteed with the full faith and funds of the United States government. The other significant concentrations of credit by type of loan are set forth under Note 6.

     The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank's statutory capital, or approximately $3,362,000 at December 31, 2007.

Note 17 - Regulatory Matters

     The Company is governed by various regulatory agencies. The FRB regulates bank holding companies and their nonbanking subsidiaries. The Bank was chartered by the State of Florida and is a member of the Federal Reserve System. As such, the Bank is regulated by the Florida's Comptroller Office and by the FRB.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

     Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank. The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare. At December 31, 2007, approximately $3,677,000 of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval. During the year ended December 31, 2007 the subsidiary bank paid $500,000 in dividends to its parent.

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

     Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank, as of December 31, 2007, meet all capital adequacy requirements to which they are subject.

     As of December 31, 2007, the Bank was considered to be Well Capitalized. There are no conditions or events since December 31, 2007 that management believes have changed the Bank's Adequately Capitalized category. To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio	8.0%	10.0%
Tier 1 risk-based capital ratio	4.0%	6.0%
Tier 1 leverage ratio	4.0%	5.0%

 The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

			Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2007:
Total capital-risk-based (to risk-weighted assets):
Bank	$14,852	10.2%	$11,697	>	8%	$14,622	>	10%
Consolidated	15,205	10.4%	11,691	>	8%	N/A	>	N/A

Tier 1 capital-risk-based (to risk-weighted assets):
Bank	$13,449	9.2%	$5,849	>	4%	$8,773	>	6%
Consolidated	13,802	9.4%	5,845	>	4%	N/A		N/A

Tier 1 capital-leverage (to average assets):
Bank	$13,449	7.2%	$7,515	>	4%	$9,394	>	5%
Consolidated	13,802	7.4%	7,503	>	4%	N/A		N/A

	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2006:
Total capital-risk-based (to risk-weighted assets):
Bank	$13,970	10.7%	$10,419	>	8%	$13,024	>	10%
Consolidated	14,281	11.0%	10,416	>	8%	N/A	>	N/A

Tier 1 capital-risk-based (to risk-weighted assets):
Bank	$12,399	9.5%	$5,210	>	4%	$7,814	>	6%
Consolidated	12,710	9.8%	5,208	>	4%	N/A		N/A

Tier 1 capital-leverage (to average assets):
Bank	$12,399	7.4%	$6,743	>	4%	$8,428	>	5%
Consolidated	12,710	7.5%	6,761	>	4%	N/A		N/A

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

     The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2007 and 2006. The information presented is based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$2,391,201	$2,391,201	$4,672,956	$4,672,956
Federal funds sold	618,000	618,000	–0–	–0–
Securities held-to-maturity	13,090,921	12,557,299	6,539,698	6,553,078
Securities available-for-sale	19,800,961	19,800,961	17,018,928	17,018,928
Loans, net	153,514,193	153,012,000	136,229,170	146,798,000
Accrued interest receivable	1,346,018	1,346,018	1,122,780	1,122,780

Financial liabilities:
Deposits	$146,555,368	$146,044,000	$139,531,499	$137,547,000
Borrowings	34,728,000	34,948,000	15,500,000	14,555,000
Federal funds purchased	5,028,000	5,028,000	–0–	–0–
Accrued Interest Payable	132,908	132,908	190,434	190,434

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 19 - Dividends

     The primary source of funds available to the Company to honor its financial obligations and pay cash dividends to its shareholders is from the Bank. Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank. Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the year ended December 31, 2007 an $0.11 per share dividend payable on January 15, 2008 to all shareholders of record on December 31, 2007 was declared. The Company recorded a liability of $196,729 for dividends payable for the year ended December 31, 2007. For the year ended December 31, 2006 a $0.10 per share dividend payable on January 15, 2007 to all shareholders of record on December 31, 2006 was declared. The Company recorded a liability of $180,815 for dividends payable for the year ended December 31, 2006. .

Note 20 - Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets

	December 31,
Assets	2007	2006
Cash	$453,344	$465,903
Investment in Bank	12,800,237	12,258,587
Other Assets	96,673	25,942
Total Assets	$13,350,254	$12,750,432

Liabilities and Shareholders' Equity:
Dividends payable	$196,729	$180,815
Notes payable	–	–
Total Liabilities	$196,729	$180,815

Treasury stock	$(232,393)	$–0–
Common Stock	18,082	18,082
Paid-in-capital	10,288,581	10,223,103
Retained earnings	3,727,722	2,468,651
Accumulated comprehensive income	(648,467)	(140,219)
Total Shareholders' equity	$13,153,525	$12,569,617
Total Liabilities and Shareholders' equity	$13,350,254	$12,750,432

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Parent Company Statements of Income

	December 31,
	2007	2006
Dividends from subsidiary	$500,000	$–0–
Interest income	11,329	$15,308
Compensation expense	(64,675)	(10,000)
Miscellaneous expense	(61,515)	(70,983)
Income/(loss) before income tax, and equity in undistributed income of the Bank	$385,139	$(65,675)
Income tax expense/(benefit)	(20,762)	(25,942)
Income/(loss) before equity in undistributed income of the Bank	$405,901	$(39,733)
Equity in undistributed income of the Bank	1,049,899	1,885,304
Net income	$1,455,800	$1,845,571

Parent Company Statements of Cash Flows

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,455,800	$1,845,571
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(1,049,899)	(1,885,304)
Change in other assets	(6,057)	18,691
Change in other liabilities	15,914	180,815
Net cash provided by operating activities	$415,758	$159,773
Cash flows from investing activities:
Net cash provided/(used) by investing activities	$–0–	$–0–

Cash flows from financing activities:
Exercise of warrants/options	$803	$54,242
Purchase of treasury stock	(232,391)	–0–
Cash dividend	(196,729)	(180,815)
Net cash provided/(used) by financing activities	$(428,317)	$(126,573)
Net change in cash and cash equivalents	$(12,559)	$33,200
Cash and cash equivalents, beginning of year	465,903	432,703
Cash and cash equivalents, end of year	$453,344	$465,903

Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

     The Registrant did not change accountants in 2007 and continues to engage the independent accounting firm of Francis & Company, CPAs.

Item 8A.	Controls and Procedures.

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

     There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8A(T).	Management’s Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

       Our evaluation of internal control over financial reporting as of December 31, 2007, was conducted on the basis of framework in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

       This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 8B.	Other Information.

     There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2007, that was not reported.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

     The Company has adopted a Code of Ethics for directors and officers, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. Shareholders and any others may request a free copy of the Company's Code of Conduct by writing to Horizon Bancorporation, Inc., 900 53rd Avenue East, Bradenton, Florida 34203, Attention: Charles S. Conoley.

     The remaining information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2008 annual meeting, including the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10.	Executive Compensation.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2008 annual meeting, including the information set forth under the caption "Executive Compensation."

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2008 annual meeting, including the information set forth under the captions "Beneficial Ownership of the Company's Common Stock."

Item 12.	Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2008 annual meeting, including the information set forth under the caption "Certain Relationships and Related Transactions."

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

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2008 annual meeting, including the information set forth under the caption "Fees Paid to Independent Auditors."

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

Date:   March 27, 2008

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Charles S. Conoley	President, Chief Executive	March 27, 2008
Charles S. Conoley	Officer and Director

/S/ Michael Shannon Glasgow	Director	March 27, 2008
Michael Shannon Glasgow

/S/ Barclay Kirkland, D.D.S.	Director	March 27, 2008
Barclay Kirkland, D.D.S.

/S/ C. Donald Miller, Jr.	Director	March 27, 2008
C. Donald Miller, Jr.

/S/ David K. Scherer	Director	March 27, 2008
David K. Scherer

/S/ Bruce E. Shackelford	Director	March 27, 2008
Bruce E. Shackelford

/S/ Elizabeth Thomason, D.M.D.	Director	March 27, 2008
Elizabeth Thomason, D.M.D.

/S/ Mary Ann P. Turner	Chairman of the Board of	March 27, 2008
Mary Ann P. Turner	Directors

/S/ Clarence R. Urban	Director	March 27, 2008
Clarence R. Urban