Form 10-Q
period 2008-03-31
HORIZON BANCORPORATION INC
filed 2008-05-12
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

Commission file number 333-71773

Horizon Bancorporation, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0840545
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

900 53rd Avenue East
Bradenton, Florida 34203
(Address of Principal Executive Offices)

941-753-2265
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock Issued and Outstanding as of May 1, 2008, Common stock, $0.01 Par value: 1,768,446 Shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents
Cash and due from banks	$3,127,654	$2,391,201
Federal funds sold	623,000	618,000
Total cash and cash equivalents	3,750,654	3,009,201
Securities:
Held to maturity, at amortized cost	13,089,979	13,090,921
Available-for-sale at fair value	19,852,186	19,800,961
Loans held for sale	1,233,867	0
Loans receivable, net	155,845,853	153,514,193
Property and equipment, net	2,033,749	2,030,744
Other real estate owned	2,064,411	1,119,411
Other assets	2,694,319	2,263,963

	$200,565,018	$194,829,394

Liabilities
Deposits
Noninterest-bearing	$10,949,662	$8,884,651
Interest-bearing	152,411,294	137,670,717
Total deposits	163,360,956	146,555,368
Federal Home Loan Bank borrowings	24,000,000	29,700,000
Federal funds purchased	0	5,028,000
Dividends Payable	0	196,729
Other liabilities	546,496	195,772
Total liabilities	187,907,452	181,675,869

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-	-
Treasury stock outstanding 39,733 shares at March 31, 2008 and 19,773 shares at December 31, 2007	(479,393)	(232,393)
Common stock, $.01 par value 25,000,000 shares authorized; 1,808,219 Issued and 1,768,446 outstanding at March 31, 2008 and 1,808,219 issued and 1,788,446 outstanding at December 31, 2007	18,082	18,082
Additional paid in capital	10,312,582	10,288,581
Retained earnings	4,028,460	3,727,722
Accumulated other comprehensive income (loss), net of tax	(1,222,165)	(648,467)
Total shareholders' equity	12,657,566	13,153,525

	$200,565,018	$194,829,394

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	For the three months ended March 31,
	2008	2007
Interest income
Interest and fees on loans	$2,866,687	$2,687,158
Interest on investment securities	453,352	356,873
Interest on federal funds	19,900	30,752
Total interest income	3,339,939	3,074,783
Interest expense
Interest on deposits	1,627,463	1,517,062
Interest on borrowings	264,790	132,663
Total interest expense	1,892,253	1,649,725
Net interest income	1,447,686	1,425,058
Provision for loan losses	95,000	30,000
Net interest income after provision for loan losses	1,352,686	1,395,058
Noninterest income
Gain/(loss) on sales of loans	0	0
Gain/(loss) on sale of foreclosed assts	0	(2,591)
Gain /(loss) on sale of assets	167,500	(271)
Service charges on deposit accounts	24,136	23,361
Miscellaneous, other	58,516	21,317
Total noninterest income	250,152	41,816
Noninterest expense
Salaries and benefits	598,613	516,702
Building & equipment expense	180,925	163,991
Professional fees	53,529	110,781
Data processing & software expense	93,794	92,115
Other noninterest expense	211,250	157,940
Total noninterest expense	1,138,111	1,041,529
Income before income taxes	464,727	395,345
Income tax expense	163,989	94,321
Net Income	$300,738	$301,024
Basic earnings per share	$0.17	$0.17
Diluted earnings per share	0.16	0.16

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Cash flows from operating activities
Net cash provided by operating activities	$317,531	$8,047
Cash flows from investing activities
Proceeds from sale of other assets	190,000	12,500
Purchase of securities held to maturity	0	(5,844,643)
Purchase of securities available for sale	(2,165,307)	(153,644)
Proceeds from maturities and principal repayments of securities available for sale	1,066,896	1,100,391
Purchase of Federal Home Loan Bank Stock	163,500	112,500
Increase in other real estate owned	(945,000)	0
Increase in loans held for sale	(1,233,867)	0
Loan originations, net	(2,426,660)	(2,134,272)
Property and equipment expenditures, net	(56,228)	(33,396)
Net cash provided (used) by investing activities	(5,406,666)	(6,940,564)
Cash flows from financing activities
Exercise of warrants and options	0	804
Increase in deposits	16,805,588	8,294,232
Increase/(decrease) in fed funds purchased	(5,028,000)	0
Increase/(decrease) in borrowings, net	(5,700,000)	(2,500,000)
Purchase of treasury stock	(247,000)	0
Net cash provided by financing activities	5,830,588	5,795,036
Net change in cash and cash equivalents	741,453	(1,137,481)
Cash and cash equivalents at beginning of period	3,009,201	4,672,956
Cash and cash equivalents at end of period	$3,750,654	$3,535,475

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended March 31, 2008 and 2007

						Accumulated
	Common Stock		Treasury	Paid in	Earnings	Other
	Shares	Par Value	Stock	Capital	Retained	Income	Total
Balance, December 31, 2006	1,808,152	$18,082		$10,223,103	$2,468,651	$(140,219)	$12,569,617
Comprehensive Income:
Net income, three-month period ended March 31, 2007	—	—		—	301,024	—	301,024

Net unrealized gains on securities, three-month period ended March 31, 2007	—	—		—		28,483	28,483

Total comprehensive income/(loss),net of tax	—	—		—	—		329,507

Exercise of warrants & Stock options	67	-		804			804
Stock based Compensation				10,067			10,067
Balance, March 31, 2007	1,808,219	$18,082		$10,233,974	$2,769,675	$(111,736)	$12,909,995
Balance, December 31, 2007	1,788,446	$18,082	$(232,393)	$10,288,581	$3,727,722	$(648,467)	$13,153,525
Comprehensive Income:
Net income, three-month period ended March 31, 2008	—	—		—	300,738	—	300,738
Net unrealized gains on securities, three-month period ended March 31, 2008	—	—		—		(573,698)	(573,698)

Total comprehensive income/(loss),net of tax	—	—		—	—		(272,960)

Repurchase of common stock	-20,000	-	(247,000)	-			(247,000)
Stock based Compensation				24,001			24,001
Balance, March 31, 2008	1,768,446	$18,082	$(479,393)	$10,312,582	$4,028,460	$(1,222,165)	$12,657,566

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in Horizon Bancorporation's Form 10-KSB.

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2008, and December 31, 2007, there were 1,808,219 issued. As of March 31, 2008 and December 31, 2007 there were 1,768,446 and 1,788,446 shares outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2008, and December 31, 2007, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2008	December 31, 2007
Real estate – commercial	$90,386,197	$84,089,484
Real estate – construction	1,458,082	4,467,425
Real estate – residential	32,925,811	32,125,396
Commercial	29,365,159	30,743,834
Consumer	3,060,497	3,490,897
Loans, gross	157,195,746	154,917,036
Deduct allowance for loan losses	(1,349,893)	(1,402,843)
Loans, net	$155,845,853	$153,514,193

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses for the three months ended March 31, are as follows:

	2008	2007

Balance at beginning of period	$1,402,843	$1,570,844
Provision for loan losses	95,000	30,000
Loans charged-off	(147,950)	(122,573)
Recoveries	0	20,806

Balance at end of period	$1,349,893	$1,499,077

NOTE 4 – SECURITIES HELD-TO-MATURITY

Information pertaining to securities with gross unrealized losses at March 31, 2008, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$4,180,329	$(212,980)	$4,496,999	$(265,811)	$8,677,328	$(478,791)
Corporate Securities	864,400	(135,600)	0	0	864,400	(135,600)
Total	$5,044,729	$(348,580)	$4,496,999	$(265,811)	$9,541,728	$(614,391)

At March 31, 2008 unrealized losses on held-to-maturity securities amounted to $614,391 representing 4.7% of the total held to maturity portfolio. Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at March 31, 2008, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:
	Less than Twelve Months		Greater than Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$0	$0	$0	$0	$0	$0
Collateralized Mortgage obligations	0	0	754,816	(25,989)	754,816	(25,989)
Mortgage backed securities	1,248,521	(719,733)	575,630	(1,013,222)	1,824,151	(1,732,955)
Trust preferred securities & other corporate notes	3,026,880	(135,690)	1,463,730	(44,232)	4,490,610	(179,922)
Total	$4,275,401	$(855,423)	$2,794,176	$(1,083,443)	$7,069,577	$(1,938,866)

     At March 31, 2008, unrealized losses in the securities portfolio amounted to $1,938,866 representing 8.93% of the total portfolio. Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Basic earnings per share
Net income applicable to common stock	$300,738	$301,024
Weighted average shares outstanding	1,772,182	1,808,161
Basic earnings per share	$0.17	$0.17

Diluted earnings per share
Net income applicable to common stock	$300,738	$301,024

Weighted average shares outstanding	1,772,182	1,808,161
Dilutive effect of assumed exercise of stock options/warrants	86,423	113,010
Diluted average shares outstanding	1,858,605	1,921,171

Diluted earnings per share	$0.16	$0.16

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

Note 7 - Recent Accounting Pronouncements

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements (SFAS No. 157).” This statement definesfair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion, however this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. The three levels of the fair value inputs under SFAS No. 157 are described below:

 Basis of Fair Value Measurement:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The company has adopted the provisions of SFAS as of January 1, 2008. The following table summarizes fair value measurements as of March 31, 2008: (in thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Input	Significant Unobservable Inputs
Descriptions	3/31/2008	(Level 1)	(Level 2)	(Level 3)
Held to maturity securities	$13,090		$13,090
Available-for-sale securities	$19,852	$2,113	$17,739
Impaired Loans	$867			$867
Total	$33.809	$2,113	$30,829	$867

The types of instruments valued based on quoted market prices in active markets include most U.S. Government debt and agency debt securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include state and municipal obligations, mortgage backed securities and collateralized mortgage obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value, and classified at level 3 in the fair value hierarchy. Market value is measured based on the value of the collateral securing these loans or techniques that are not supported by market activity for loans that are not collateral dependent and require management’s judgment. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company. The value of business equipment may be based on an appraisal by qualified licensed appraisers hired by the Company if significant, or may be valued based on the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral may be valued based on independent field examiner review or aging reports, if significant. Field examiner reviews may be conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Operations Forward Looking Statements

This Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Among these risks are regional and national economic conditions, competitive and regulatory factors, legislative changes, mortgage-interest rates, cost and availability of borrowed funds, our ability to sell mortgages in the secondary market, and housing sales and values. These risks and uncertainties are contained in the Company's filings with the SEC, available via EDGAR. The Company assumes no obligation to update forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such forward-looking statements

Overview

The Company serves as the holding company for the Bank. The Bank’s business activities involve attracting deposits from the general public and using these funds to originate consumer, commercial, and real estate loans, from its three offices, two in Bradenton, Florida and in Palmetto, Florida.

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

Results of Operations

Overall Net Income

The Company reported the same net income of $301,000 for the three months ended March 31, 2008 and for the three months ended March 31, 2007. Basic and diluted earnings per share were $0.17 and $0.16 per share, respectively for the three months ended March 31, 2008 and 2007.

Net Interest Income.

Net interest income was $1.448 million and $1.425 million for the three months ended March 31, 2008 and 2007, respectively. Declining rates offset by increased volumes led to this slight increase of $23,000 between these two periods.

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

	Three months ended March 31, 2008 Compared with Three months ended March 31, 2007
	(in thousands)
	Increase (decrease) due to:
	Volume	Rate	Total
Interest earned on:
Taxable/Nontaxable securities	105	(9)	96
Federal funds sold	3	(14)	(11)
Net loans	311	(131)	180

Total Interest Income	419	(154)	265

Interest paid on:

NOW deposits and money market deposits	(97)	(93)	(190)
Savings deposits	29	(12)	17
Time deposits	302	(19)	283
Other borrowings	126	6	132

Total interest Expense	360	(118)	242

Change in net interest income	$59	$(36)	$23

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank and helps to further explain the slight increase in net interest income.

	Three months ended March 31,
	2008			2007
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$2,365	$20	3.38%	$2,157	$31	5.75%
Securities	33,081	453	5.48	25,372	357	5.63
Loans receivable	156,680	2,867	7.32	138,983	2,687	7.73
Total interest-earning assets	$192,126	3,340	6.95	$166,512	3,075	7.39

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$24,015	136	2.27	$37,542	326	3.47
Savings deposits	14,160	120	3.39	10,135	103	4.07
Time deposits	111,629	1,371	4.91	87,039	1,088	5.00
Other borrowings	25,265	265	4.20	13,239	133	4.02
Total interest-bearing liabilities	$175,069	1,892	4.32	$147,955	1,650	4.46
Interest rate spread			2.63%			2.93%
Net interest income and net interest Margin		$1,448	3.01%		$1,425	3.42%

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

Noninterest Income.

Noninterest income for the three months ended March 31, 2008 was $250,000 compared to $42,000 for the same period in 2007, an increase of $208,000, or 495%. In the fall of 2005 the Bank purchased an interest rate swap to protect it from falling interest rates for a period of three years. The Bank amortized the $90,000 cost of this contract over its three year life. In the first quarter of 2008 the seller of this contract offered to buy it back for $190,000. This offer was accepted by the Bank and it realized a $168,000 gain on the sale of this asset that was recorded as noninterest income. The remainder of this increase relates primarily to increased commissions realized by the Bank, as a result of increased brokerage activity by the Investment Centers of America financial planner affiliated with the Bank.

Noninterest Expense.

Total noninterest expense for the three months ended March 31, 2008, was $1,138,000, compared to $1,042,000 for the same period in 2007, an increase of approximately $96,000, or 9.2%. The increase is primarily related to the cost of employee compensation and benefits that increased by $82,000. The increase in salaries and benefits was primarily due to increased wages and increased health insurance expense. The bank experienced an increase of $25,000 in FDIC premiums for the quarter and had other real estate expenses of $23,000 while no such expenses were recorded in the same period of 2007. Building and equipment expense increased $17,000 as increases in utilities, taxes and rents were experienced in the first quarter of 2008. Professional fees were lower by $53,000 due to the fact that a $70,000 one time legal expense for the successful completion of a jury trial against the Bank was incurred in the first quarter of 2007 while no such legal expense was incurred in the same period of 2008

Balance Sheet Analysis

The following is a discussion of the consolidated balance sheet of the Company.

Total Assets

As of March 31, 2008, total assets of the Company were $200,565,018, compared to $194,829,394 at December 31, 2007, an increase of $5.7million. The increase is primarily due to increased deposits of $16.8million offset by decreased other borrowings of $10.7million. This net increase was used to fund loan growth of almost $4million.

Investment Securities

 As of March 31,2008 the securities portfolio comprised approximately 16.4% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the periods ended March 31, 2008 and December 31, 2007, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

	March 31, 2008	December 31, 2007

Available-for-Sale:

U.S. Agency Bonds	$2,113	$2,106
Collateralized mortgage obligations	5,164	5,004
Mortgage-backed securities	2,654	2,526
Trust Preferred & Other Corporate Securities	8,059	8,139
Equity securities	1,862	2,026
Total Available-for-Sale Securities	$19,852	$19,801

Held-to-Maturity Securities:

Corporate Securities	$864	$812
General obligation bonds of municipalities	6,345	6,649
Revenue bonds of municipalities	5,282	5,096

Total Held-to-Maturity Securities	$12,491	$12,557

Total Portfolio	$32,343	$32,358

Loans Receivable

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

The following table presents various categories of loans contained in the Bank's loan portfolio as of March 31, 2008 and December 31, 2007 and the total amount of all loans for such periods (in thousands):

	March 31, 2008	December 31, 2007
Type of Loan
Commercial real estate	$90,386	$84,090
Residential real estate	32,926	32,125
Construction loans	1,458	4,467
Commercial loans	29,365	30,744
Consumer loans	3,061	3,491
Subtotal	157,196	154,917
Allowance for loan losses	(1,350)	(1,403)
Total (net of allowance)	$155,846	$153,514

Asset Quality

The Bank has developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem loans. The Bank's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The following table presents information regarding non-accrual, past due and restructured loans as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007

Loans accounted for on a non-accrual basis:

Number:	eleven	twelve
Amount:	$1,282	$2,084

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

Number:	one	one
Amount:	$12	$2

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

Number:	none	none
Amount:	$0	$0

Loans for which there are serious doubts as to the borrower's ability to comply with existing terms:

Number:	eleven	twelve
Amount:	$3,619	$4,363

At March 31, 2008, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

A summary of balances in the allowance for loan losses, nonperforming assets and key ratios follows (dollars in thousands):

	For the Three		For the Twelve
	Months Ended		Months Ended
	March 31,		December, 31
	2008	2007	2007

End of period loans (net of deferred fees)	$157,196	$139,833	$154,917
End of period allowance for loan losses	$1,350	$1,499	$1,403
%age of allowance for loan losses to total loans	0.86%	1.07%	.91%
Average loans for the period	$156,680	$138,983	$144,393
Net charge-offs as a percentage of average loans for the period	.09%	.07%	.22%
Nonperforming assets
Nonaccrual loans	$1,282	$3,169	$2,084
Loans past due 90 days or more and still accruing	$12	$0	$2
Other real estate	$2,064	$26	$1,119
	$3,358	$3,195	$3,205
Nonperforming assets to period end loans	2.12%	2.28%	2.07%
Nonperforming assets to period end total assets	1.68%	1.84%	1.65%

Liquidity and Capital Resources

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2008 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.8million, representing 1.9% of total assets. Investment securities, which amounted to $32.9 million or 16.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.
The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's	Minimum Regulatory
	March 31, 2008	Requirement
Leverage Ratio	7.0%	4.0%
Total Risk Weighted ratio	10.02%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.0% and risk weighted ratio of 10.02% are above the required minimum. The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

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

As of March 31, 2008, the Bank had outstanding loan commitments of approximately $10.1 million and outstanding letters of credit of approximately $50 thousand. Various assets collateralize the majority of these commitments. the Bank does not anticipate that it will suffer any material losses as a result of these transactions.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management (including our Chief Executive Officer and Chief Financial Officer) does not expect that our financial reporting, disclosure controls and other internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override or the control.

The design of the system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-KSB for the year ended December 31, 2007.

Item 1A.  Risk Factors

Not applicable.

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

Date: May 12, 2008