Form 10-Q
period 2008-06-30
HORIZON BANCORPORATION INC
filed 2008-08-14
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______ to ______

Commission file number 333-71773

Horizon Bancorporation, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0840545
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Common Stock Issued and Outstanding as of August 1, 2008, Common stock, $0.01 Par value: 1,768,446 Shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents
Cash and due from banks	$2,431,694	$2,391,201
Federal funds sold	----0-----	618,000
Total cash and cash equivalents	2,431,694	3,009,201
Securities:
Held to maturity, at amortized cost	13,088,931	13,090,921
Available-for-sale at fair value	19,334,672	19,800,961
Loans held for sale	3,563,170	------0-----
Loans receivable, net	157,685,233	153,514,193
Property and equipment, net	2,025,686	2,030,744
Other real estate owned	2,070,120	1,119,411
Other assets	2,943,600	2,263,963

	$203,143,106	$194,829,394

Liabilities
Deposits
Noninterest-bearing	$11,015,241	$8,884,651
Interest-bearing	152,853,242	137,670,717
Total deposits	163,868,483	146,555,368
Federal Home Loan Bank borrowings	24,000,000	29,700,000
Federal funds purchased	2,339,000	5,028,000
Dividends Payable	-----0-----	196,729
Other liabilities	519,347	195,772
Total liabilities	190,726,830	181,675,869

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-	-
Treasury stock outstanding 39,733 shares at June 30, 2008 and 19,773 shares at December 31, 2007	(479,393)	(232,393)
Common stock, $.01 par value 25,000,000 shares authorized; 1,808,219
Issued and 1,768,446 outstanding at June 30, 2008 and 1,808,219 issued and 1,788,446 outstanding at December 31, 2007	18,082	18,082
Additional paid in capital	10,336,582	10,288,581
Retained earnings	4,266,358	3,727,722
Accumulated other comprehensive income (loss), net of tax	(1,725,353)	(648,467)
Total shareholders' equity	12,416,276	13,153,525

	$203,143,106	$194,829,394

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$2 ,753,872	$2 ,745,358	$5,620,559	$5,433,957
Interest on investment securities	481,315	429,784	934,667	786,657
Interest on federal funds	6,496	---0---	26,396	29,311
Total interest income	3,241,683	3,175,142	6,581,622	6,249,925
Interest expense
Interest on deposits	1,500,561	1,513,238	3,128,024	3,030,300
Interest on borrowings	262,720	211,542	527,510	344,205
Total interest expense	1,763,281	1,724,780	3,655,534	3,374,505
Net interest income	1,478,402	1,450,362	2,926,088	2,875,420
Provision for loan losses	120,000	30,000	215,000	60,000
Net interest income after provision for loan losses	1,358,402	1,420,362	2,711,088	2,815,420
Noninterest income
Gain on sales of loans	----0----	46,125	----0----	46,125
Gain on sale of servicing	112,420	54,447	112,420	54,447
Gain/(loss) on sale of foreclosed assets	----0---	----0---	----0----	(2,591)
Gain on sale of other assets, net	----0---	----0---	167,500	(271)
Service charges on deposit accounts	21,854	22,579	45,990	45,940
Miscellaneous , other	39,795	27,845	98,311	49,162
Total noninterest income	174,069	150,996	424,221	192,812
Noninterest expense
Salaries and benefits	588,433	539,603	1,187,046	1,056,305
Building and equipment expense	181,216	176,648	362,141	340,639
Professional fees	77,916	59,182	131,445	169,963
Data processing and software expense	88,439	82,731	182,233	174,846
Other noninterest expense	225,999	162,929	437,249	320,869
Total noninterest expense	1,162,003	1,021,093	2,300,114	2,062,622
Income before income taxes	370,468	550,265	835,195	945,610
Income tax expense	132,570	138,873	296,559	233,194
Net Income	$237,898	$411,392	$538,636	$712,416
Basic earnings per share	$0.13	$0.23	$0.30	$0.39
Diluted earnings per share	$0.13	$0.21	$0.29	$0.37

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Cash flows from operating activities
Net cash provided by operating activities	$621,374	$222,960
Cash flows from investing activities
Proceeds from sale of other assets	190,000	12,500
Proceeds from sale of loans	1,346,267	1,579,000
Purchase of securities held to maturity	----0----	(6.554,643)
Purchase of securities available for sale	(4,661,437)	(2,153,644)
Proceeds from maturities and principal repayments of securities available for sale	3,322,126	2,334,214
Purchase of Federal Home Loan Bank Stock	162,188	(473,392)
Increase in other real estate owned	(950,709)	----0----
Increase in loans held for sale	(4,797,017)	----0----
Loan originations, net	(4,386,040)	(10,585,621)
Property and equipment expenditures, net	(101,374)	(61,545)
Net cash provided (used) by investing activities	(9,875,996)	(15,903,131)
Cash flows from financing activities
Exercise of warrants and options	----0-----	804
Increase in deposits	17,313,115	2,077,270
Increase/(decrease) in fed funds purchased	(2,689,000)	1,001,000
Increase/(decrease) in borrowings, net	(5,700,000)	10,550,000
Purchase of treasury stock	(247,000)	----0----
Net cash provided by financing activities	8,677,115	13,629,074
Net change in cash and cash equivalents	(577,507)	(2,051,097)
Cash and cash equivalents at beginning of period	3,009,201	4,672,956
Cash and cash equivalents at end of period	$2,431,694	$2,621,859

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2008 and 2007

						Accumulated
	Common Stock		Treasury	Paid in	Retained	Other
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2006	1,808,152	$18,082		$10,223,103	$2,468,651	$(140,219)	$12,569,617
Comprehensive Income:
Net income, six-month period ended June 30, 2007	—	—		—	712,416	—	712,416
Net unrealized loss on securities, six-month period ended June 30, 2007	—	—		—		(179,448)	(179,448)
Total comprehensive income net of tax	—	—		—	—		532,968

Exercise of warrants & Stock options	67	-		804			804
Stock based Compensation				28,269			28,269
Balance, June 30, 2007	1,808,219	$18,082		$10,252,176	$3,181,067	$(319,667)	$13,131,658
Balance, December 31, 2007	1,788,446	$18,082	$(232,393)	$10,288,581	$3,727,722	$(648,467)	$13,153,525
Comprehensive Income:
Net income, six-month period ended June 30, 2008	—	—		—	538,636	—	538,636
Net unrealized loss on securities, six-month period ended June 30, 2008	—	—		—		(1,076,886)	(1,076,886)
Total comprehensive income/(loss) net of tax	—	—		—	—		(538,250)

Repurchase of common stock	(20,000)	-	(247,000)	-			(247,000)
Stock based Compensation				48,001			48,001
Balance, June 30, 2008	1,768,446	$18,082	$(479,393)	$10,336,582	$4,266,358	$(1,725,353)	$12,416,276

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in Horizon Bancorporation's Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumption that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, contingent assets and liabilities and deferred tax assets.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2008, and December 31, 2007, there were 1,808,219 issued. As of June 30, 2008 and December 31, 2007 there were 1,768,446 and 1,788,446 shares outstanding, respectively. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2008, and December 31, 2007, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2008	December 31, 2007
Real estate – commercial	$89,484,311	$84,089,484
Real estate – construction	1,799,854	4,467,425
Real estate – residential	34,239,917	32,125,396
Commercial	30,760,820	30,743,834
Consumer	2,868,610	3,490,897
Loans, gross	159,153,512	154,917,036
Deduct allowance for loan losses	(1,468,279)	(1,402,843)
Loans, net	$157,685,233	$153,514,193

Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2008	2007

Balance at beginning of period	$1,349,893	$1,499,077
Provision for loan losses	120,000	30,000
Loans charged-off	(12,945)	----0----
Recoveries	11,331	10,746

Balance at end of period	$1,468,279	$1,539,823

Activity in the allowance for loan losses for the six months ended June 30, are as follows

	2008	2007

Balance at beginning of period	$1,402,843	$1,570,844
Provision for loan losses	215,000	60,000
Loans charged-off	(160,895)	(122,573)
Recoveries	11,331	31,552

Balance at end of period	$1,468,279	$1,539,823

NOTE 4 – SECURITIES HELD-TO-MATURITY

     Information pertaining to securities with gross unrealized losses at June 30, 2008, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$8,281,641	$(315,760)	$3,066,869	$(424,662)	$11,348,510	$(740,422)
Corporate Securities	----0----	----0----	801,600	(198,400)	801,600	(198,400)
Total	$8,281,641	$(315,760)	$3,868,469	$(623,062)	$12,150,110	$(938,822)

     At June 30, 2008 unrealized losses on held-to-maturity securities amounted to $938,822 representing 7.2% of the total held to maturity portfolio. Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at June 30, 2008, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less than Twelve Months		Greater than Twelve Months				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
U.S. Agency	$948,730	$(43,770)	$	----0----	$	----0----	$948,730	$(43,770)
Collateralized Mortgage obligations	3,048,561	(120,973)		711,373		(61,975)	3,759,934	(182,948)
Mortgage backed securities	2,713,014	(1,058,801)		416,948		(1,166,382)	3,129,962	(2,225,183)
Trust preferred securities & other corporate notes	2,118,813	(43,979)		3,382,980		(124,866)	5,501,793	(168,845)
Total	$8,829,118	$(1,267,523)		$4,511,301		$(1,353,223)	$13,340,419	$(2,620,746)

     At June 30, 2008, unrealized losses in the securities portfolio amounted to $2,620,746 representing 11.9% of the total available for sale portfolio. Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Basic earnings per share
Net income applicable to common stock	$237,898	$411,392
Weighted average shares outstanding	1,768,446	1,808,219
Basic earnings per share	$0.13	$0.23

Diluted earnings per share
Net income applicable to common stock	$237,898	$411,392

Weighted average shares outstanding	1,768,446	1,808,219
Dilutive effect of assumed exercise of stock options/warrants	80,610	108,031
Diluted average shares outstanding	1,849,056	1,916,250

Diluted earnings per share	$0.13	$0.21

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 6 - EARNINGS PER SHARE (Continued)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Basic earnings per share
Net income applicable to common stock	$538,636	$712,416
Weighted average shares outstanding	1,770,314	1,808,190
Basic earnings per share	$0.30	$0.39

Diluted earnings per share
Net income applicable to common stock	$538,636	$712,416

Weighted average shares outstanding	1,770,314	1,808,190
Dilutive effect of assumed exercise of stock options/warrants	83,571	111,184
Diluted average shares outstanding	1,853,885	1,919,374

Diluted earnings per share	$0.29	$0.37

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

 In September 2006, FASB issued Statement No. 157, “Fair Value Measurements (SFAS No. 157).” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion, however this statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market for the asset or liability. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique, as well as the effect of credit risk on the fair value of liabilities. This statement also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods, focusing on the inputs used to measure fair value. The three levels of the fair value inputs under SFAS No. 157 are described below:

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

The company has adopted the provisions of SFAS as of January 1, 2008. The following table summarizes fair value measurements as of June 30, 2008: (in thousands)

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Input	Significant Unobservable Inputs
Descriptions	6/30/2008	(Level 1)	(Level 2)	(Level 3)
Held to maturity securities	$13,089		$13,089
Available-for-sale securities	$19,335	$949	$18,386
Impaired Loans	$973			$973
Total	$33.397	$949	$31,475	$973

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

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

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

Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “intend,” and similar expressions identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the impact of current economic conditions, including disruptions in the housing and credit markets, either national or in the markets in which the Company does business; (2) changes in the interest rate environment that reduce net interest margin; (3) charge-offs and loan loss provisions; (4) the ability of the Bank to maintain required capital levels and adequate sources of funding and liquidity; (5) the impact of problems affecting issuers of investment securities the Bank holds (6) changes and trends in capital markets; (7) competitive pressures among depository institutions that increase significantly; (8) effects of critical accounting policies and judgments; (9) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; (10) legislative or regulatory changes or actions, or significant litigation that adversely affect the Company or the business in which the Company is engaged; (11) ability to attract and retain key personnel; (12) ability to secure confidential information through the use of computer systems and telecommunications network; and (13) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity, and other factors described in our periodic reports filed with the SEC. We may update that discussion in this or another periodic report we file with the SEC thereafter. We undertake no obligation to release revisions to these forward-looking statements or to reflect events or conditions occurring after the date of this report, except as required in our periodic reports.

Overview

The Company serves as the holding company for the Bank. The Bank’s business activities involve attracting deposits from the general public and using these funds to originate consumer, commercial, and real estate loans, from its three offices, two in Bradenton, Florida and one in Palmetto, Florida.

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

Results of Operations

Overall Net Income

The Company reported net income of $238,000 for the quarter ended June 30, 2008 compared to net income of $411,000 for the quarter ended June 30, 2007. Basic and diluted earnings per share were $0.13 per share for the three months ended June 30, 2008 and $0.23 and $0.21, respectively, per share for the three months ended June 30, 2007.

For the six months ended June 30, 2008, the Company reported net income of $539,000 compared to net income of $712,000 for the same period in 2007. Basic and diluted earnings per share were $0.30 and $0.29, respectively, for the six months ended June 30, 2008, compared to earnings of $0.39 and $0.37, respectively, for the six months ended June 30, 2007.

Net Interest Income.

Net interest income was $1.48 million and $1.45 million for the three months ended June 30, 2008 and 2007, respectively. Declining rates offset by increased volumes led to this slight increase of $29,000 between these two periods. For the six months ended June 30, 2008 and 2007 net interest income rounded was $2.92 million and $2.87million, respectively. Declining rates offset by increased volumes led to this slight increase of $51,000 between these two periods.

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

	Three months ended June 30, 2008 Compared with Three months ended June 30, 2007			Six months ended June 30, 2008 Compared with Six months ended June 30, 2007
	(in thousands)			(in thousands)
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Taxable/Nontaxable securities	83	(31)	52	168	(20)	148
Federal funds sold	6	0	6	(15)	12	(3)
Net loans	71	(62)	9	514	(328)	186

Total Interest Income	160	(93)	67	667	(336)	331

Interest paid on:

NOW and money market deposits	(69)	(95)	(164)	(165)	(189)	(354)
Savings deposits	32	(14)	18	62	(27)	35
Time deposits	236	(104)	132	551	(136)	415
Other borrowings	55	(3)	52	181	3	184

Total interest Expense	254	(216)	38	629	(349)	280

Change in net interest income	$(94)	$123	$29	$38	$13	$51

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank and helps to further explain the slight increase in net interest income.

	Three months ended June 30,
	2008			2007
	Average Volume	Interest	Yield/Cost	Average Volume		Interest		Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,019	$6	2.36%	$	---0--	$	---0--	0.00%
Securities	34,599	482	5.57		28,265		430	6.09
Loans receivable	158,731	2,754	6.94		142,628		2,745	7.70
Total interest-earning assets	$194,349	3,242	6.67		$170,893		3,175	7.43

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$23,448	111	1.89		$33,747		275	3.26
Savings deposits	16,277	118	2.90		10,077		100	3.97
Time deposits	112,591	1,271	4.52		89,309		1,139	5.10
Other borrowings	24,523	263	4.29		19,412		211	4.35
Total interest-bearing liabilities	$176,839	1,763	3.99		$152,545		1,725	4.52
Interest rate spread			2.68%					2.91%
Net interest income and net interest Margin		$1,479	3.04%				$1,450	3.39%

	Six months ended June 30,
	2008			2007
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,692	$26	3.07%	$1,124	$29	5.16%
Securities	31,955	935	5.85	26,178	787	6.01
Loans receivable	157,705	5,620	7.13	140,816	5,434	7.72
Total interest-earning assets	$191,352	6,581	6.88	$168,118	6,250	7.44

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$23,732	247	2.08	$35,634	601	3.37
Savings deposits	15,219	238	3.13	10,105	203	4.02
Time deposits	112,110	2,642	4.71	88,180	2,227	5.05
Other borrowings	24,894	528	4.24	16,343	344	4.21
Total interest-bearing liabilities	$175,955	3,655	4.15	$150,262	3,375	4.49
Interest rate spread			2.73%			2.95%
Net interest income and net interest Margin		$2,926	3.06%		$2,875	3.42%

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

Noninterest Income.

Noninterest income for the three months ended June 30, 2008 was $174,000 compared to $151,000 for the same period in 2007, an increase of $21,000, or 13.9%. During the three months ended June 30, 2008 the Bank sold the $1,233,867 USDA loan that was shown as held for sale on its March 31, 2008 balance sheet for a gain on the sale of servicing of $112,000. For the same period in 2007, the Bank realized gains on sale of similar assets of $103,000. The remainder of this increase was due primarily to increased commissions realized by the Bank, as a result of increased brokerage activity by the Investment Centers of America financial planner affiliated with the Bank.

Noninterest income for the six months ended June 30, 2008 was $424,000 compared to $193,000 for the same period in 2007, an increase of $231,000, or 120%. In the fall of 2005 the Bank purchased an interest rate swap to protect it from falling interest rates for a period of three years. The Bank amortized the $90,000 cost of this contract over its three year life. In the first quarter of 2008 the seller of this contract offered to buy it back for $190,000. This offer was accepted by the Bank and it realized a $168,000 gain on the sale of this asset that was recorded as noninterest income. The remainder of this increase was due to increased commissions realized by the Bank, as a result of increased brokerage activity by the Investment Centers of America financial planner affiliated with the Bank and gains on sale of the loans detailed in the immediately preceding paragraph.

The gains on loans and servicing are related to loans that are partially guaranteed by an agency of the United States government, such as the SBA (Small Business Administration) and the USDA (United States Department of Agriculture). Generally, we sell these loans neither because of credit quality deterioration or liquidity but in order to mitigate the risk of early payoffs and thus the risk of adverse impact on our net income. Specifically, in case of a government-guaranteed loan exceeding $1.5 million, we generally sell the guaranteed portion and, at nearly the same time, acquire from an unrelated party the guaranteed portion of several loans that are much smaller. We believe that by exchanging, in effect, the guaranteed portion of a large loan for the guaranteed portion of several smaller loans we are spreading the risk of an early pay-off.

Noninterest Expense.

Total noninterest expense for the three months ended June 30, 2008, was $1,162,000, compared to $1,021,000 for the same period in 2007, an increase of approximately $141,000, or 13.8%. The increase is partially due to a $49,000 increase in salaries, as well as health insurance expense and other employee benefits. Also, the Bank experienced an increase of $25,000 in FDIC premiums for the quarter and had other real estate expenses of $41,000 while no such expenses were recorded in the same period of 2007. Building and equipment expense increased $5,000 as increases in utilities, taxes and rents were experienced in the second quarter of 2008. Professional fees increased $19,000 as increases were experienced in consultant, accounting and legal expenses.

Total noninterest expense for the six months ended June 30, 2008, was $2,300,000, compared to $2,063,000 for the same period in 2007, an increase of approximately $237,000, or 11.5%. The increase is primarily due to a $131,000 increase in salaries, as well as health insurance expense and other employee benefits. Also, the Bank experienced an increase of $50,000 in FDIC premiums for the six month period and had other real estate expenses of $64,000 while no such expenses were recorded in the same period of 2007. Building and equipment expense increased $22,000 as increases in utilities, taxes and rents were experienced in the first six months of 2008. Professional fees were lower by $37,000 due to the fact that a $70,000 one time legal expense for the successful completion of a jury trial against the Bank was incurred in the first quarter of 2007, while no such legal expense was incurred in the same period of 2008. The decrease in legal fees was offset by increases in consulting and accounting fees.

Balance Sheet Analysis

The following is a discussion of the consolidated balance sheet of the Company.

Total Assets

As of June 30, 2008, total assets of the Company were $203,143,106, compared to $194,829,394 at December 31, 2007, an increase of $8.3million. The increase is primarily due to increased deposits of $17.1million offset by decreased other borrowings of $8.9million. This net increase was used to fund loan growth of almost $8million.

Investment Securities

 As of June 30, 2008 the securities portfolio comprised approximately 16% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the periods ended June 30, 2008 and December 31, 2007, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

	June 30, 2008	December 31, 2007
Available-for-Sale:

U.S. Agency Bonds	$949	$2,106
Collateralized mortgage obligations	4,744	5,004
Mortgage-backed securities**	2,713	2,526
Trust Preferred & Other Corporate	9,065	8,139
Securities	1,864	2,026
Equity securities
Total Available-for-Sale Securities	$19,335	$19,801

Held-to-Maturity Securities:

Corporate Securities	$802	$812
General obligation bonds of municipalities	6,267	6,649
Revenue bonds of municipalities	5,081	5,096

Total Held-to-Maturity Securities	$12,150	$12,557

Total Portfolio	$31,485	$32,358

** Note that in 2006 the Bank purchased two mortgage backed securities that were at that time rated investment grade. During November, 2007 these notes were downgraded to a B & B- rating by Standard & Poors and Moody's. As of June 30, 2008 the lack of a trading market has created a short term unrealized loss of $2,051,000 with respect to these notes. Currently, these notes continue to pay the stated interest. There is no assurance that interest will continue to be paid with respect to these notes in the future. Management will continue to monitor closely these notes on an ongoing basis.

Loans Receivable
The Bank engages in a full complement of lending activities, including commercial, consumer installment and real estate loans.

 Commercial lending is directed principally towards businesses whose demands for funds fall within the Company's legal lending limits and which are potential deposit customers of the Bank. These loans include loans obtained for a variety of business purposes, and are made to individual, partnership and corporate borrowers. The Bank places particular emphasis on loans to small and medium-sized businesses.

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

The following table presents various categories of loans contained in the Bank's loan portfolio as of June 30, 2008 and December 31, 2007 and the total amount of all loans for such periods (in thousands):

Type of Loan	June 30, 2008	December 31, 2007
Commercial real estate	$89,484	$84,090
Residential real estate	34,240	32,125
Construction loans	1,800	4,467
Commercial loans	30,761	30,744
Consumer loans	2,869	3,491
Subtotal	159,154	154,917
Allowance for loan losses	(1,469)	(1,403)
Total (net of allowance)	$157,685	$153,514

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

The following table presents information regarding non-accrual, past due and restructured loans as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
Loans accounted for on a non-accrual basis:

Number:	Twenty-four	*	twelve
Amount:	$2,142		$2,084

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

Number:	seven		one
Amount:	$529		$2

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

Number:	none		none
Amount	$0		$0

Loans for which there are serious doubts as to the borrower's ability to comply with existing terms:

Number:	thirteen		twelve
Amount:	$4,399		$4,363

*Note these 24 loans are made up of 11 loan relationships (i.e., different loans to the same borrower).
At June 30, 2008, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

A summary of balances in the allowance for loan losses, nonperforming assets and key ratios follows (dollars in thousands):

	For the Three Months Ended June 30,			For the Twelve Months Ended December, 31
	2008	2007		2007

End of period loans (net of deferred fees)	$159,154		$146,816	$154,917
End of period allowance for loan losses	$1,469		$1,530	$1,403
Percentage of allowance for loan losses to total loans	0.92%		1.04%	.91%
Average loans for the period	$157,705		$140,816	$144,393
Net charge-offs as a percentage of average loans for the period	.10%		.06%	.22%
Nonperforming assets
Nonaccrual loans	$2,142		$3,190	$2,084
Loans past due 90 days or more and still accruing	$529	$	----0----	$2
Other real estate	$2,070		$26	$1,119
	$4,741		$3,216	$3,205
Nonperforming assets to period end loans	2.98%		2.19%	2.07%
Nonperforming assets to period end total assets	2.33%		1.76%	1.65%

Liquidity and Capital Resources

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2008 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.4 million, representing 1.2% of total assets. Investment securities, which amounted to $32.4 million or 16% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's	Minimum Regulatory
	June 30, 2008	Requirement
Leverage Ratio	7.06%	4.0%
Total Risk Weighted ratio	10.01%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.06% and risk weighted ratio of 10.01% are above the required minimum.
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

As of June 30, 2008, the Bank had outstanding loan commitments of approximately $8.9 million and outstanding letters of credit of approximately $50 thousand. Various assets collateralize the majority of these commitments. The Bank does not anticipate that it will suffer any material losses as a result of these transactions.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first six months of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2008 Annual Meeting of Shareholders on May 15, 2008. The following directors were elected at the annual meeting to serve a three year term:

	For	Withheld/Abstentions
David K. Scherer	1,362,954	6,625
Elizabeth Thomason, DMD	1,364,636	4,943
Mary Ann Turner	1,363,886	5,693

The following directors did not stand for reelection at the 2008 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Charles S. Conoley, Michael S. Glasgow, Barclay Kirkland DMD, Bruce E. Shackelford, C. Donald Miller and Clarence R. Urban.

A vote was taken to ratify the appointment of Francis & Co., CPA's as independent auditors for the fiscal year ending December 31, 2008. The appointment was approved by the following votes: 1,364,510 for and 3,619 against/abstentions.

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

Date: August 14, 2008