Form 10-Q
period 2008-09-30
HORIZON BANCORPORATION INC
filed 2008-11-14
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common Stock $0.01 Par Value as of November 3, 2008: Issued 1,808,219 Shares; Outstanding: 1,768,446 Shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents
Cash and due from banks	$2,653,076	$2,391,201
Federal funds sold	1,355,000	618,000
Total cash and cash equivalents	4,008,076	3,009,201
Securities:
Held to maturity, at amortized cost	13,087,966	13,090,921
Available-for-sale at fair value	19,361,736	19,800,961
Loans held for sale	4,000,000	------0-----
Loans receivable, net	162,971,304	153,514,193
Property and equipment, net	2,032,947	2,030,744
Other real estate owned	2,590,386	1,119,411
Other assets	3,130,669	2,263,963

	$211,183,084	$194,829,394

Liabilities
Deposits
Noninterest-bearing	$9,130,838	$8,884,651
Interest-bearing	158,351,640	137,670,717
Total deposits	167,482,478	146,555,368
Federal Home Loan Bank borrowings	30,162,500	29,700,000
Federal funds purchased	------0-----	5,028,000
Dividends Payable	-----0-----	196,729
Note Payable	300,000	------0-----
Other liabilities	386,495	195,772
Total liabilities	198,331,473	181,675,869

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-	-
Treasury stock outstanding 39,733 shares at September 30, 2008 and 19,773 shares at December 31, 2007	(479,393)	(232,393)
Common stock, $.01 par value 25,000,000 shares authorized; 1,808,219 Issued and 1,768,446 outstanding at September 30, 2008 and 1,808,219 issued and 1,788,446 outstanding at December 31, 2007	18,082	18,082
Additional paid in capital	10,360,582	10,288,581
Retained earnings	4,439,066	3,727,722
Accumulated other comprehensive income (loss), net of tax	(1,486,726)	(648,467)
Total shareholders' equity	12,851,611	13,153,525

	$211,183,084	$194,829,394

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$2 ,871,753	$2 ,881,525	$8,492,312	$8,315,482
Interest on investment securities	483,811	427,884	1,418,478	1,208,541
Interest on federal funds	4,358	6,244	30,754	41,555
Total interest income	3,359,922	3,315,653	9,941,544	9,565,578
Interest expense
Interest on deposits	1,440,780	1,565,729	4,568,804	4,596,029
Interest on borrowings	275,624	255,356	803,134	599,561
Total interest expense	1,716,404	1,821,085	5,371,938	5,195,590
Net interest income	1,643,518	1,494,568	4,569,606	4,369,988
Provision for loan losses	145,000	30,000	360,000	90,000
Net interest income after provision for loan losses	1,498,518	1,464,568	4,209,606	4,279,988
Noninterest income
Gain/(loss) on security	(451,228)	----0-----	(451,228)	----0----
Gain on sales of loans	----0----	----0-----	----0----	46,125
Gain on sale of servicing	266,947	----0-----	379,367	54,447
Gain/(loss) on sale of foreclosed assets	----0---	----0-----	----0----	(2,591)
Gain on sale of other assets, net	585	----0-----	168,085	(271)
Service charges on deposit accounts	23,118	22,547	69,108	68,487
Miscellaneous , other	19,416	22,197	117,727	71,359
Total noninterest income	(141,162)	44,744	283,059	237,556
Noninterest expense
Salaries and benefits	599,194	529,764	1,786,240	1,586,069
Building and equipment expense	180,966	177,922	543,107	518,561
Professional fees	60,160	41,547	191,605	211,510
Data processing and software expense	84,527	89,042	266,760	263,888
Other noninterest expense	198,539	182,221	635,788	503,090
Total noninterest expense	1,123,386	1,020,496	3,423,500	3,083,118
Income before income taxes	233,970	488,816	1,069,165	1,434,426
Income tax expense	61,262	131,399	357,821	364,593
Net Income	$172,708	$357,417	$711,344	$1,069,833
Basic earnings per share	$0.10	$0.20	$0.40	$0.59
Diluted earnings per share	$0.10	$0.19	$0.39	$0.56

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine months ended September 30, 2008	For the Nine months ended September 30, 2007
Cash flows from operating activities
Net cash provided by operating activities	$781,846	$594,901
Cash flows from investing activities
Proceeds from sale of other assets	190,000	12,500
Proceeds from sale of loan servicing	5,176,384	1,579,000
Purchase of securities held to maturity	----0----	(6,554,643)
Purchase of securities available for sale	(4,661,437)	(4,739,631)
Proceeds from maturities and principal repayments of securities available for sale	3,459,828	2,685,191
Purchase of Federal Home Loan Bank Stock	(115,212	(610,592)
Increase in other real estate owned	(1,470,975)	(1,119,411)
Increase in funded loans held for sale	(8,797,017)	------0-----
Loan originations, net	(9,817,111)	(10,561,196)
Property and equipment expenditures, net	(162,041)	(85,482)
Net cash provided (used) by investing activities	(16,197,581)	(19,394,264)
Cash flows from financing activities
Exercise of warrants and options	----0-----	804
Increase in deposits	20,927,110	2,991,752
Increase/(decrease) in fed funds purchased	(5,028,000)	1,000,000
Increase/(decrease) in borrowings, net	462,500	13,600,000
Increase in Note Payable by Parent	300,000	-----0-----
Purchase of treasury stock	(247,000)	-----0-----
Net cash provided by financing activities	16,414,610	17,592,556
Net change in cash and cash equivalents	998,875	(1,206,807)
Cash and cash equivalents at beginning of period	3,009,201	4,672,956
Cash and cash equivalents at end of period	$4,008,076	$3,466,149

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the Nine-month periods ended September 30, 2008 and 2007

						Accumulated
	Common Stock		Treasury	Paid in	Retained	Other
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2006	1,808,152	$18,082		$10,223,103	$2,468,651	$(140,219)	$12,569,617
Comprehensive Income:
Net income, Nine-month period ended September 30, 2007	—	—		—	1,069,833	—	1,069,833
Net unrealized loss on securities, Nine-month period ended September 30, 2007	—	—		—		(133,425)	(133,425)
Total comprehensive income net of tax	—	—		—	—		936,408

Exercise of warrants & Stock options	67	-		804			804
Stock based Compensation				46,472			46,472
Balance, September 30, 2007	1,808,219	$18,082		$10,270,379	$3,538,484	$(273,644)	$13,553,301
Balance, December 31, 2007	1,788,446	$18,082	$(232,393)	$10,288,581	$3,727,722	$(648,467)	$13,153,525
Comprehensive Income:
Net income, Nine-month period ended September 30, 2008	—	—		—	711,344	—	711,344
Net unrealized loss on securities, Nine-month period ended September 30, 2008	—	—		—		(838,259)	(838,259)
Total comprehensive income/(loss) net of tax	—	—		—	—		(126,915)

Repurchase of common stock	(20,000)	-	(247,000)	-			(247,000)
Stock based Compensation				72,001			72,001
Balance, September 30, 2008	1,768,446	$18,082	$(479,393)	$10,360,582	$4,439,066	$(1,486,726)	$12,851,611

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in Horizon Bancorporation's Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, contingent assets and liabilities and deferred tax assets.

NOTE 2 – SUMMARY OF ORGANIZATION

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"), is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank commenced operations. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank's depositors are each insured up to $250,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC. This $250,000 limit is set to expire on December 31, 2009 and revert back to $100,000 unless voted in permanently by an act of Congress. The Bank has also chosen to opt in to the FDIC's "Temporary Liquidity Guarantee Program" for unlimited deposit insurance coverage for non-interest bearing transaction accounts. This coverage is available until December 31, 2009.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2008, and December 31, 2007, there were 1,808,219 shares issued. As of September 30, 2008 and December 31, 2007 there were 1,768,446 and 1,788,446 shares outstanding, respectively. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of September 30, 2008, and December 31, 2007, there were no shares of the Company's preferred stock issued or outstanding.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2008	December 31, 2007
Real estate – commercial	$92,827,100	$84,089,484
Real estate – construction	1,726,229	4,467,425
Real estate – residential	34,615,143	32,125,396
Commercial	32,584,710	30,743,834
Consumer	2,734,819	3,490,897
Loans, gross	164,488,001	154,917,036
Deduct allowance for loan losses	(1,516,697)	(1,402,843)
Loans, net	$162,971,304	$153,514,193

Activity in the allowance for loan losses for the quarter ended September 30, are as follows:

	2008	2007

Balance at beginning of period	$1,468,279	$1,539,823
Provision for loan losses	145,000	30,000
Loans charged-off	(98,282)	(242,874)
Recoveries	1,700	-----0-----

Balance at end of period	$1,516,697	$1,326,949

Activity in the allowance for loan losses for the Nine months ended September 30, are as follows

	2008	2007

Balance at beginning of period	$1,402,843	$1,570,844
Provision for loan losses	360,000	90,000
Loans charged-off	(259,177)	(365,447)
Recoveries	13,031	31,552

Balance at end of period	$1,516,697	$1,326,949

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 4 – SECURITIES HELD-TO-MATURITY

     Information pertaining to securities with gross unrealized losses at September 30, 2008, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$7,919,238	$(677,550)	$2,927,853	$(563,024)	$10,847,091	$(1,240,574)
Corporate Securities	----0----	----0----	580,000	(420,000)	580,000	(420,000)
Total	$7,919,238	$(677,550)	$3,507,853	$(983,024)	$11,427,091	$(1,660,574)

At September 30, 2008 unrealized losses on held-to-maturity securities amounted to $1,660,574 representing 12.7% of the total held to maturity portfolio. Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at September 30, 2008, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less than Twelve Months		Greater than Twelve Months				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
U.S. Agency	$937,050	$(55,587)	$	----0----	$	----0----	$937,050	$(55,587)
Collateralized Mortgage obligations	3,043,291	(104,760)		708,779		(59,351)	3,752,070	(164,111)
Mortgage backed securities	1,302,633	(100,105)		428,650		(1,711,381)	1,731,283	(1,811,486)
Trust preferred securities & other corporate notes	1,060,200	(77,550)		3,345,780		(162,038)	4,405,980	(239,588)
Total	$6,343,174	$(338,002)		$4,483,209		$(1,932,770)	$10,826,383	$(2,270,772)

 At September 30, 2008, unrealized losses in the securities portfolio amounted to $2,270,772, representing 10.5% of the total available for sale portfolio, of which $1,811,486 consists of unrealized losses with respect to mortgage backed securities. Two mortgage backed securities accounted for $1,632,000 of the unrealized losses, $920,000 with respect to a C-rated note that continues to pay interest, and $742,000 with respect to a note in connection with which the Bank, already realized a $451,000 loss in the third quarter 2008 and which in early November 2008 was downgraded to zero. As a result of this downgrade, the Bank will recognize a $432,000 after tax loss with respect to this note in the fourth quarter of 2008.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

Generally, management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future, and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary with the exception of the notes described in the immediately preceding paragraph.

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Basic earnings per share
Net income applicable to common stock	$172,708	$357,417
Weighted average shares outstanding	1,768,446	1,808,219
Basic earnings per share	$0.10	$0.20

Diluted earnings per share
Net income applicable to common stock	$172,708	$357,417

Weighted average shares outstanding	1,768,446	1,808,219
Dilutive effect of assumed exercise of stock options/warrants	59,282	105,404
Diluted average shares outstanding	1,827,728	1,913,623

Diluted earnings per share	$0.10	$0.19

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Basic earnings per share
Net income applicable to common stock	$711,344	$1,069,833
Weighted average shares outstanding	1,769,823	1,808,200
Basic earnings per share	$0.40	$0.59

Diluted earnings per share
Net income applicable to common stock	$711,344	$1,069,833

Weighted average shares outstanding	1,769,823	1,808,200
Dilutive effect of assumed exercise of stock options/warrants	76,247	109,327
Diluted average shares outstanding	1,846,070	1,917,527

Diluted earnings per share	$0.39	$0.56

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

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

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

The company has adopted the provisions of SFAS as of January 1, 2008. The following table summarizes fair value measurements as of September 30, 2008 (in thousands)

Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Input	Significant Unobservable Inputs
Descriptions	9/30/2008	(Level 1)	(Level 2)	(Level 3)
Held to maturity securities	$13,089		$13,089
Available-for-sale securities	$19,362	$937	$18,425
Impaired Loans	$1,066			$1,066
Total	$33,517	$937	$31,514	$1,066

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

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

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

The Company's earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; fee income from customers; and gains realized on sales of loans and servicing rights. These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates).

Results of Operations

Overall Net Income

The Company reported net income of $173,000 for the quarter ended September 30, 2008 compared to net income of $357,000 for the quarter ended September 30, 2007. Basic and diluted earnings per share were $0.10 for the three months ended September 30, 2008 and $0.20 and $0.19, respectively, for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, the Company reported net income of $711,000 compared to net income of $1,070,000 for the same period in 2007. Basic and diluted earnings per share were $0.40 and $0.39, respectively, for the nine months ended September 30, 2008, compared to earnings of $0.59 and $0.56, respectively, for the nine months ended September 30, 2007.

Net Interest Income.

Net interest income was $1.643 million and $1.495 million for the three months ended September 30, 2008 and 2007, respectively. Declining rates offset by increased volumes led to the increase of $148,000 between these two periods. For the nine months ended September 30, 2008 and 2007 net interest income rounded was $4.57 million and $4.37 million, respectively. Declining rates offset by increased volumes also led to the increase of $200,000 between these two periods.

The effect on interest income, interest expenses and net interest income during the periods indicated from changes in average balances and rates from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance in the later period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate:

	Three months ended September 30, 2008 Compared with Three months ended September 30, 2007			Nine months ended September 30, 2008 Compared with Nine months ended September 30, 2007
	(in thousands)			(in thousands)
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Taxable/Nontaxable securities	20	36	56	147	63	210
Federal funds sold	(13)	11	(2)	(255)	244	(11)
Net loans	(123)	113	(10)	666	(489)	177

Total Interest Income	(116)	160	44	558	(182)	376

Interest paid on:

NOW and money market deposits	(11)	9	(2)	(165)	(190)	(355)
Savings deposits	37	(80)	(43)	(35)	27	(8)
Time deposits	(83)	3	(80)	677	(341)	336
Other borrowings	12	9	21	188	15	203

Total interest Expense	(45)	(59)	(104)	665	(489)	176

Change in net interest income	$(71)	$219	$148	$(107)	$307	$200

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank and helps to further explain the slight increase in net interest income.

	Three months ended September 30,
	2008			2007
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$791	$4	2.02%	$457	$6	5.25%
Securities	32,419	484	5.97	31,038	428	5.52
Loans receivable	165,395	2,872	6.95	147,649	2,882	7.81
Total interest-earning assets	$198,605	3,360	6.77	$179,144	3,316	7.40

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$26,443	131	1.98	$28,282	133	1.88
Savings deposits	16,494	116	2.81	14,045	159	4.53
Time deposits	113,211	1,194	4.22	90,413	1,274	5.64
Other borrowings	27,865	276	3.96	26,677	255	3.82
Total interest-bearing liabilities	$184,013	1,717	3.73	159,417	1,821	4.57
Interest rate spread			3.03%			2.83%
Net interest income and net interest Margin		$1,643	3.31%		$1,495	3.34%

	Nine months ended September 30,
	2008			2007
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,390	$31	2.97%	$899	$42	6.23%
Securities	32,111	1,419	5.89	28,740	1,209	5.61
Loans receivable	160,287	8,492	7.06	143,119	8,315	7.75
Total interest-earning assets	$193,788	9,942	6.84	172,758	9,566	7.38

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$24,642	378	2.05	$33,408	733	2.93
Savings deposits	15,647	354	3.02	11,433	362	4.22
Time deposits	112,479	3,837	4.55	88,932	3,501	5.25
Other borrowings	25,891	803	4.14	19,825	600	4.04
Total interest-bearing liabilities	$178,659	5,372	4.01	$153,598	5,196	4.51
Interest rate spread			2.83%			2.87%
Net interest income and net interest Margin		$4,570	3.14%		$4,370	3.37%

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

Noninterest Income.

Noninterest income for the three months ended September 30, 2008 was ($141,000) compared to $45,000 for the same period in 2007, a decrease of $186,000, or 320%. During the three months ended September 30, 2008 the Bank sold the $3,563,170 USDA loan that was shown as held for sale on its June 30, 2008 balance sheet for a gain on the sale of servicing of $267,000. This gain was offset during the same period by a realized loss of ($451,000) on a mortgage backed security held in the Bank's Available for Sale securities portfolio. When first purchased in the fall of 2006 this security was rated investment grade. By the end of 2007 its value had declined to junk status because of the upheaval in the residential mortgage market. The Bank still holds $712,000 in book value of this security in its portfolio at September 30, 2008, and, as described in Note 5 to the Company’s financial statements, the Bank anticipates recognizing a total loss with respect to this security in the fourth quarter of 2008. For the same period in 2007, the Bank had no significant gains or losses in its noninterest income.

Noninterest income for the nine months ended September 30, 2008 was $283,000 compared to $238,000 for the same period in 2007, an increase of $45,000, or 18.9%. In the fall of 2005 the Bank purchased an interest rate swap to protect it from falling interest rates for a period of three years. The Bank amortized the $90,000 cost of this contract over its three year life. In the first quarter of 2008 the seller of this contract offered to buy it back for $190,000. This offer was accepted by the Bank and it realized a $168,000 gain on the sale of this asset that was recorded as noninterest income. The remainder of this increase was due to increased commissions realized by the Bank, as a result of increased brokerage activity by the Investment Centers of America financial planner affiliated with the Bank and gains on sale of the loans and loan servicing rights. These gains were offset by the aforementioned realized loss on the mortgage backed security.

The gains on loans and servicing are related to loans that are partially guaranteed by an agency of the United States government, such as the SBA (Small Business Administration) and the USDA (United States Department of Agriculture). Generally, we sell these loans neither because of credit quality deterioration or liquidity but in order to mitigate the risk of early payoffs and thus the risk of adverse impact on our net income. Specifically, in case of a government-guaranteed loan exceeding $1.5 million, we generally sell the guaranteed portion and, at nearly the same time, acquire from an unrelated party the guaranteed portion of several loans that are much smaller. We believe that by exchanging, in effect, the guaranteed portion of a large loan for the guaranteed portion of several smaller loans we are spreading the risk of an early pay-off, as these loans are match funded with FHLB borrowings.

Noninterest Expense.

Total noninterest expense for the three months ended September 30, 2008, was $1,123,000, compared to $1,020,000 for the same period in 2007, an increase of approximately $103,000, or 10.1%. The increase is largely due to a $69,000 increase in salaries, as well as health insurance expense and other employee benefits. The Bank had other real estate expenses of $15,000 while no such expenses were recorded in the same period of 2007. Professional fees increased $19,000 as increases were experienced in accounting and legal expenses.

Total noninterest expense for the nine months ended September 30, 2008, was $3,424,000, compared to $3,083,000 for the same period in 2007, an increase of approximately $341,000, or 11.1%. The increase is primarily due to a $200,000 increase in salaries, as well as health insurance expense and other employee benefits. Also, the Bank experienced an increase of $55,000 in FDIC premiums for the nine month period and had other real estate expenses of $74,000 while no such expenses were recorded in the same period of 2007. Building and equipment expense increased $24,000 as increases in utilities, taxes and rents were experienced in the first nine months of 2008. The Bank also experienced a $15,000 increase in fees charged by The Federal Reserve Bank for the electronic clearing of its cash letters. Professional fees were lower by $20,000 due to the fact that a $70,000 one time legal expense for the successful completion of a jury trial against the Bank was incurred in the first quarter of 2007, while no such legal expense was incurred in the same period of 2008. The decrease in legal fees was offset by increases in consulting and accounting fees.

Balance Sheet Analysis

The following is a discussion of the consolidated balance sheet of the Company.

Total Assets

As of September 30, 2008, total assets of the Company were $211,183,084, compared to $194,829,394 at December 31, 2007, an increase of $16.4 million. The increase is primarily due to increased deposits of $20.9 million offset by decreased other borrowings of $4.3 million. This net increase was used to fund loan growth of $13.5 million.

Investment Securities

 As of September 30, 2008 the securities portfolio comprised approximately 15% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the periods ended September 30, 2008 and December 31, 2007, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

	September 30, 2008	December 31, 2007

Available-for-Sale:

U.S. Agency Bonds	$937	$2,106
Collateralized mortgage obligations	4,652	5,004
Mortgage-backed securities**	2,661	2,526
Trust Preferred & Other Corporate Securities	8,971	8,139
Equity securities	2,141	2,026
Total Available-for-Sale Securities	$19,362	$19,801

Held-to-Maturity Securities:

Corporate Securities	$580	$812
General obligation bonds of municipalities	6,337	6,649
Revenue bonds of municipalities	4,511	5,096

Total Held-to-Maturity Securities	$11,428	$12,557

Total Portfolio	$30,790	$32,358

** Includes two mortgage backed securities the Bank purchased in 2006 when both then were rated investment grade. During November, 2007 these notes were downgraded to a B & B- rating by Standard & Poors and Moody's and at September 30. 2008 they both had been downgraded to a C rating. In early November 2008, one of these notes, with a book value of $712,000, was downgraded to zero. See Note 5 to the Company’s financial statements.

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

The following table presents various categories of loans contained in the Bank's loan portfolio as of September 30, 2008 and December 31, 2007 and the total amount of all loans for such periods (in thousands):

Type of Loan	September 30, 2008	December 31, 2007
Commercial real estate	$92,827	$84,090
Residential real estate	34,615	32,125
Construction loans	1,726	4,467
Commercial loans	32,585	30,744
Consumer loans	2,735	3,491
Subtotal	164,488	154,917
Allowance for loan losses	(1,517)	(1,403)
Total (net of allowance)	$162,971	$153,514

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

The following table presents information regarding non-accrual, past due and restructured loans as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007

Loans accounted for on a non-accrual basis:

Number:	Twenty-five*	twelve
Amount:	$4,405	$2,084

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

Number:	four	one
Amount:	$2,195	$2

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

Number:	none	none
Amount	$0	$0

Loans for which there are serious doubts as to the borrower's ability to comply with existing terms:

Number:	thirteen	twelve
Amount:	$5,456	$4,363

*These 25 loans are made up of 11 loan relationships (i.e., multiple loans to the same borrower).

At September 30, 2008, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

A summary of balances in the allowance for loan losses, nonperforming assets and key ratios follows (dollars in thousands):

	September 30,		December, 31
	2008	2007	2007
End of period loans (net of deferred fees)	$164,488	$146,549	$154,917
End of period allowance for loan losses	$1,517	$1,327	$1,403
Percentage of allowance for loan losses to total loans	0.92%	0.91%	.91%
Average loans for the period	$161,395	$143,118	$144,393
Net charge-offs as a percentage of average loans for the period	.15%	.23%	.22%
Nonperforming assets
Nonaccrual loans	$4,405	$3,134	$2,084
Loans past due 90 days or more and still accruing**	$2,195	$4	$2
Other real estate	$2,590	$1,120	$1,119
	$9,190	$4,258	$3,205
Nonperforming assets to period end loans	5.59%	2.91%	2.07%
Nonperforming assets to period end total assets	4.35%	2.28%	1.65%

** Includes a $2 million participation in a loan participated in by a failed institution. The Bank is currently in negotiation with the FDIC to purchase this loan and bring it current. If this loan were not included in Loans past due 90 days or more, nonperforming assets would be reduced to $7,190 and the two ratios would be reduced to 4.35 % and 3.39%, respectively.

Liquidity and Capital Resources

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2008 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4 million, representing 1.9% of total assets. Investment securities, which amounted to $32.4 million or 15.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's	Minimum Regulatory
	September 30, 2008	Requirement
Leverage Ratio	7.05%	4.0%
Total Risk Weighted ratio	10.03%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 7.05% and risk weighted ratio of 10.03% are above the required minimum.
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

As of September 30, 2008, the Bank had outstanding loan commitments of approximately $7.8 million and outstanding letters of credit of approximately $65 thousand. Various assets collateralize the majority of these commitments. The Bank does not anticipate that it will suffer any material losses as a result of these transactions.

Recent Developments

In response to the current financial crisis affecting the overall banking system and financial markets in the U.S. and around the world, on October 3, 2008 Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (“EESA”). Under the EESA, the U.S. Department of the Treasury (“Treasury”) has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury announced the availability through the Troubled Asset Relief Program (“TARP”), which was created as part of the EESA, of its voluntary Capital Purchase Program (“CPP”) for qualifying public financial institutions such as U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies. Under the CPP, Treasury has used $250 billion of its $700 billion available under the EESA to purchase $125 billion of preferred stock in nine major financial institutions, the remaining $125 billion being made available for the purchase of preferred stock in additional qualifying financial institutions. Under the terms of the preferred stock program a participating bank will pay a 5% per annum dividend on Treasury’s preferred stock for the first five years and a 9% per annum dividend thereafter; will not be able to increase common stock dividends for three years without the consent of Treasury while Treasury is an investor; will not be able to redeem Treasury preferred stock for three years unless the bank raises fully qualifying Tier 1 capital; will have to obtain Treasury’s consent to buy back its own stock; will grant Treasury warrants entitling it to buy the bank’s common stock equal to 15% of Treasury’s total investment in the bank; require the bank executives to agree to certain compensation restrictions; and be subject to restrictions on the amount of executive compensation which is tax deductible.

Although the Company and the Bank meet all applicable regulatory capital requirements and the Bank remains well capitalized, management and the Board of Directors determined that is in the Company’s best interest to participate in the CPP. Accordingly, on October 27, 2008, the Company applied for up to $4.8 million investment by Treasury. If approved, this investment could reduce the investment returns to the Company’s shareholders by restricting increases in dividends paid on common stock without Treasury’s consent and, by operation of the warrants, could dilute existing shareholders’ interests.

In addition to the creation of the TARP, the EESA included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) from $100,000 to $250,000 until December 2009. On October 14, 2008, the FDIC went further by announcing the Temporary Liquidity Guarantee Program (“TLGP”). TLGP provides unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. Such non-interest bearing transaction deposit accounts are initially insured at no cost to the institution for approximately seven weeks with coverage continuing through December 31, 2009, at a 10 bps fee on deposit amounts in excess of $250,000. Eligible institutions have a one time opt-out option before the extra fee applies available until December 5, 2008.

The Bank is an eligible institution and will not exercise the opt-out option. As a result, until December 31, 2009, non interest bearing transaction deposit accounts held by the Bank will be insured in their entirety regardless of amount, and all other deposits held by the Bank will be insured up to $250,000. The increased deposit insurance limits are likely to increase the Bank’s FDIC insurance costs.

Also under TLGP, newly issued senior unsecured debt issued on or before June 30, 2009, will be fully insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt included in the program includes all newly issued unsecured senior debt, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. The aggregate coverage for an institution may not exceed 125% of the debt outstanding on September 30, 2008, that was scheduled to mature before June 30, 2009. The guarantee of any newly issued debt will extend to June 30, 2012, even if the maturity of the debt is after that date. Such unsecured debt is initially insured at no cost to the institution for a period of approximately seven weeks with coverage continuing at a 75 bps annualized fee. Institutions eligible to participate have a one time opt-out option before the extra fee applies available until December 5, 2008. At this time, the Bank is evaluating whether or not to participate in this program.

The actions described above, together with additional actions announced by Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact the EESA, TARP, TLGP or any of the other liquidity and funding initiatives of Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which may have an impact on all financial institutions, including the Company.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first nine months of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: November 14, 2008