Form 10-K
period 2008-12-31
HORIZON BANCORPORATION INC
filed 2009-03-27
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

Commission File Number 333-71773

HORIZON BANCORPORATION, INC.
a Florida corporation

(IRS Employer Identification No. 65-0840565)
900 53rd Avenue East
Bradenton, Florida 34203
(941) 753-2265

Securities Registered Pursuant to Section 12(b)
of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g)
of the Exchange Act:

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES ☐  NO ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 17, 2009, was $10,620,834.  Such value was computed by reference to the closing price of the common stock on such date on the Over-the-Counter Bulletin Board inter-dealer trading system ("OTCBB"), of $6.00.  For purposes of this determination, directors, executive officers and holders of 10% or more of the registrant's common stock were considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of March 17, 2009: 1,770,139 shares of common stock, par value $.01 per share (the "Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Shareholders to be held on May 14, 2009, are incorporated herein by reference into Part III of this report.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality, economic conditions, real estate markets and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “the Company”, “we”, “us”, or “our” refer to Horizon Bancorporation, Inc.  When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may continue to be less favorable than expected, resulting in, among other things, a further deterioration in credit quality and/or a reduction in demand for credit; (4) continued weakness in the real estate market has adversely affected us and may continue to adversely affect us; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (7) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (8) adverse changes may occur in the bond and equity markets; (9) our ability to raise capital to protect against further deterioration in our loan portfolio may be limited due to unfavorable conditions in the equity markets; (10) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (11) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (12) economic, governmental or other factors may prevent the projected population and commercial growth in the markets in which we operate; and (13) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, this Annual Report on Form 10-K (the “Report”).  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

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

     Our internet address is www.horizonbankfl.com.  We make available free of charge on www.horizonbankfl.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

     In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC.  Requests should be directed to:

Kathleen M. Jepson
Horizon Bancorporation, Inc.
900 53rd Ave. East
Bradenton, FL 34203

     The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.  This website is and is only intended to be an inactive textual reference.

     The Company maintains its corporate offices and main banking center at 900 53rd Avenue East, Bradenton, Florida 34203.  On June 25, 2001, the Bank opened a branch facility located at 2102 59th Street West, Bradenton, Florida.  On October 31, 2005, the Bank opened a branch facility located at 501 8th Avenue West, Palmetto, Florida.  A branch at 1525 E. Brandon Boulevard, Brandon, Florida is scheduled to open in March, 2009.

B.    Business.

1.   Services Offered by the Bank.

     The Company's sole subsidiary, the Bank, conducts a commercial banking business in its primary service area of Bradenton, Florida, the surrounding area of Manatee County and with expansion into Eastern Hillsborough County.  The Bank offers a full range of commercial banking services to individual, professional and business customers in its primary service area.  These services include personal and business checking accounts and savings and other time certificates of deposit.  The transaction accounts and time certificates are at rates competitive with those offered in the primary service area.  Customer deposits with the Bank are insured to the maximum extent provided by law through the FDIC.  The Bank issues credit cards and acts as a merchant depository for cardholder drafts under both Visa and MasterCard.  It offers night depository and bank-by-mail services and sells travelers checks issued by an independent entity and cashiers checks.  The Bank does not offer trust and fiduciary services presently and will rely on trust and fiduciary services offered by correspondent banks until it determines that it is profitable to offer these services directly.  In 2005 the Bank began offering internet bank services to its customers.

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

     Under Florida law, the Bank is limited in the amount it can loan to a single borrower to no more than 15% of its statutory capital base, unless a loan that is greater than 15% of the statutory capital base is approved by the Board of Directors and unless the entire amount of the loan is secured.  In no event, however, may the loan be greater than 25% of a bank's statutory capital base.  The Bank's legal lending limit under Florida law for one borrower, based upon its statutory capital base, is approximately $2,245,905 for unsecured loans and $3,743,175 for fully secured loans.

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

2.   Market Area and Competition.

     The Bank's primary service area has been Bradenton, Florida and the surrounding area of Manatee County. Manatee County is situated in the Tampa Bay region, south of Tampa and north of Sarasota. Bradenton is the county's largest city and the county seat.  The primary service area from which the Bank draws 75% of its business is defined as the area bounded on the north by the Hillsborough/Manatee County line, on the south by the Manatee County line, on the east by Interstate 75 and on the West by Sarasota Bay/Palma Sola Bay.  The Bank's service area has been expanded into North Manatee County (Manatee River to the North County Line) with the opening of the Palmetto branch location..  The current population of Manatee County is estimated at 323,400 and the median age is estimated at 43.

     Service and retail industries employ more than  half of the workforce (estimated at 156,000 in 2007) in Manatee County.  Manatee County has an estimated median income of $43,000.

     The Bank has recently expanded its service area to include parts of eastern Tampa and eastern Hillsborough County to include the areas known as Brandon, Plant City, Riverview and Gibsonton.  This coincides with the new branch to be opened in Brandon by the end of the First Quarter of 2009.

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

     As of June 30, 2008, there were 29 commercial banks, savings banks and savings and loan institutions, including the Bank, operating in the primary service area.  Their 129 branches had combined deposits of approximately $5.6 billion.

3.   Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 2008.  This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

AVERAGE CONSOLIDATED ASSETS

	Year Ended December 31, 2008	Year Ended December 31, 2007

Cash and due from banks	$2,174	$2,406

Taxable/Nontaxable securities	$31,887	$29,678
Federal funds sold	1,119	773
Net Loans	162,671	144,393
Total earning assets	$195,677	$174,844
Other assets	5,325	2,744
Total assets	$203,176	$179,994

AVERAGE CONSOLIDATED
LIABILITIES AND STOCKHOLDERS' EQUITY

	Year Ended December 31, 2008	Year Ended December 31, 2007

Non interest bearing-deposits	$9,478	$10,519
NOW and money market deposits	24,924	31,069
Savings Deposits	15,409	12,578
Time Deposits	113,768	89,992
Borrowings	26,500	22,351
Other liabilities	24	623

Total liabilities	$190,103	$167,132

Common Stock	$18	$18
Paid-in Capital	10,323	10,140
Retained earnings	2,732	2,704

Total stockholders' equity	$13,073	$12,862
Total liabilities and stockholders' equity	$203,176	$179,994

The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability (dollars in thousands):

	Year Ended December 31, 2008
	Average Amount	Interest	Average Yield/ Rate
Assets
Taxable/Nontaxable securities	$31,887	$1,837	5.76%
Federal funds sold	1,119	32	2.86%
Net loans	162,671	11,260	6.92%
Total earning assets	$195,677	$13,129	6.71%
Liabilities
NOW and money market deposits	$24,924	$485	1.95%
Savings deposits	15,409	438	2.84%
Time deposits	113,768	5,001	4.40%
Borrowings	26,500	1,092	4.12%
Total interest bearing liabilities	$180,601	$7,016	3.88%
Interest spread			2.83%
Net interest income		$6,113
Net yield on interest earning assets			3.12%

	Year Ended December 31, 2007
	Average Amount	Interest	Average Yield/ Rate
Assets
Taxable/Nontaxable securities	$29,678	$1,718	5.79%
Federal funds sold	773	47	6.08%
Net loans	144,393	11,249	7.79%
Total earning assets	$174,844	$13,014	7.44%
Liabilities
NOW and money market deposits	$31,069	$1,007	3.24%
Savings deposits	12,578	523	4.16%
Time deposits	89,992	4,604	5.12%
Borrowings	22,351	891	3.99%
Total interest bearing liabilities	$155,990	$7,025	4.50%
Interest spread			2.94%
Net interest income		$5,989
Net yield on interest earning assets			3.43%

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

	Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
	Increase (decrease) due to:
	Volume	Rate	Total
Interest earned on:

Taxable/Nontaxable securities	127	(8)	119
Federal funds sold	82	(97)	(15)
Net loans	92	(81)	11

Total Interest Income	301	(186)	115

Interest paid on:

NOW deposits and money market deposits	(173)	(349)	(522)
Savings deposits	210	(295)	(85)
Time deposits	850	(453)	397
Other borrowings	170	31	201

Total interest Expense	1,057	(1,066)	(9)

Change in net interest income	$(756)	$880	$124

	Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
	Increase (decrease) due to:
	Volume	Rate	Total
Interest earned on:

Taxable/Nontaxable securities	527	(36)	491
Federal funds sold	(4)	6	2
Net loans	779	46	825

Total Interest Income	1,302	16	1,318

Interest paid on:

NOW deposits and money market deposits	(272)	(15)	(287)
Savings deposits	207	21	228
Time deposits	611	483	1,094
Other borrowings	339	(55)	284

Total Interest Expense	885	434	1,319

Change in net interest income	$417	$(418)	$(1)

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

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):

	Year Ended December 31, 2008
Deposit Category	Average Amount	Average Rate Paid

Non interest bearing demand deposits	$9,478
NOW and money market deposits	24,924	1.95%
Savings deposits	15,409	2.84%
Time deposits	113,768	4.40%
Total	$163,579	3.84%

Time Certificates of Deposit with balance of $100,000 and above.

3 months or less	$5,841
3-6 months	8,135
6-12 months	11,658
over twelve months	2,550
Total	$28,184

	Year Ended December 31, 2007
Deposit Category	Average Amount	Average Rate Paid

Non interest bearing demand deposits	$10,519
NOW and money market deposits	31,069	3.24%
Savings deposits	12,578	4.16%
Time deposits	89,992	5.12%
Total	$144,158	4.25%

Time Certificates of Deposit with balance of $100,000 and above.

3 months or less	$7,774
3-6 months	7,971
6-12 months	8,506
over twelve months	1,276
Total	$25,527

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

    The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 2008 and 2007 and the total amount of all loans for such periods (in thousands):

	As of December 31
Type of Loan	2008	2007
Commercial real estate	$95,871	$84,090
Residential real estate	34,663	32,125
Construction loans	4,379	4,467
Commercial loans	30,036	30,744
Consumer loans	2,581	3,491
Subtotal	167,530	154,917
Allowance for loan losses	(1,503)	(1,403)

Total (net of allowance)	$166,027	$153,514

     The following is a presentation of an analysis of maturities and/or repricing of loans as of December 31, 2008 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 To 5 Years	Due After 5 Years	Total

Commercial Real Estate	$34,476	$11,961	$49,434	$95,871

Residential Real Estate	$15,288	$18,239	$1,136	$34,663

Construction Loans	$4,379	— 0 —	— 0 —	$4,379

Commercial Loans	$8,343	$6,019	$15,674	$30,036

Consumer Loans	$1,541	$737	$303	$2,581

Total	$64,027	$36,956	$66,547	$167,530

     Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed.  Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

     The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 2008 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total

Fixed rate loans	$13,888	$6,788	$14,225	$34,901
Variable rate loans	50,139	30,168	52,322	132,629

Total	$64,027	$36,956	$66,547	$167,530

     The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 2008 and 2007 (dollars in thousands):

	As of December 31,
	2008	2007

Loans accounted for on a non-accrual basis:

Number:	Twenty-four	twelve
Amount:	$7,289	$2,084

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

Number:	Two	one
Amount:	$84	$2

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

Number:	One	none
Amount:	$479	$0

Loans for which there are serious doubts as to the borrower's ability to comply with existing terms:

Number:	Ten	twelve
Amount:	$5,308	$4,363

     As of December 31, 2008, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

     At December 31, 2008, 24 loans with an aggregate balance of $7,288,982 were not accruing interest.  There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7.  Summary of Loan Loss Experience.

     An analysis of the Company's loan loss experience is furnished in the following table for the years ended December 31, 2008 and 2007, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

	Year Ended December 31
	2008	2007
Balance at beginning of period	$1,403	$1,571
Charge-offs (commercial loans)	(66)	(283)
Charge-offs (residential loans)	(269)	(45)
Charge-offs (consumer loans)	(24)	(46)
Recoveries	14	51
Provision charged to Operations	445	155

Balance at end of period	$1,503	$1,403

Ratio of allowance for loan losses to total loans outstanding during the period	.90%	.91%

Net charge-offs/(recoveries) to average loans	.21%	.22%

As of December 31, 2008, the allowance for possible losses was allocated as follows (dollars in thousands):
Loans	Amount	Percent of Loan in Each Category to Total Loans
Commercial real estate & construction	$685	59.1%
Residential real estate	415	20.5%
Commercial loans	364	18.9%
Consumer loans	19	1.5%
Unallocated	20	N/A
Total	$1,503	100.0%

 As of December 31, 2007, the allowance for possible losses was allocated as follows (dollars in thousands):
Loans	Amount	Percent of Loan in Each Category to Total Loans
Commercial real estate & construction	$550	57.2%
Residential real estate	519	20.7%
Commercial loans	301	19.8%
Consumer loans	28	2.3%
Unallocated	5	N/A
Total	$1,403	100.0%

8.  Loan Loss Reserve.

In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2008, 77% of outstanding loans were in the category of commercial loans.  Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio.  However the majority of the loans in this category at December 31, 2008, were made on a secured basis, such collateral consisting primarily of real estate and equipment.  Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in these loans.

The Company's consumer loan portfolio is also secured.  At December 31, 2008, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate.  Management believes that these loans involve less risk than other categories of loans.

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

9.  Investments.

As of December 31, 2008, the securities portfolio comprised approximately 16.9% of the Company's assets, while loans comprised approximately 78.8% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.  In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds.  The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the years ended December 31, 2008 and 2007, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category	December 31
	2008	2007

Available-for-Sale:

U.S. Agency Bonds	$1,014	$2,106
Collateralized mortgage obligations	4,708	5,004
Mortgage-backed securities	2,668	2,526
Trust Preferred & Other Corporate Securities	7,467	8,139
Equity securities	2,108	2,026
Total Available-for-Sale Securities	$17,965	$19,801

Held-to-Maturity Securities:

Corporate Securities	$550	$812
General obligation bonds of municipalities	6,450	6,649
Revenue bonds of municipalities	4,451	5,096

Total Held-to-Maturity Securities	$11,451	$12,557

Total Portfolio	$29,416	$32,358

The following table indicates, for the year ended December 31, 2008, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

Available-for-Sale:	Amount	Average Weighted Yield

Other Securities after 10 years	$2,108	2.93%

Obligations of U.S. Agency after 10 years	1,014	5.07%

Collateralized Mortgage Obligations after 10 years	4,708	5.49%

Mortgage-backed securities after 10 years	2,668	4.27%

Trust Preferred & Corporate Securities after 10 years	7,467	7.02%

Total Available-for-Sale	$17,965	5.61%

Held-to-Maturity

Corporate Securities after 10 years	$550	6.45%

General obligation Bonds after 10 years	6,450	4.27%

Revenue bonds after 10 years	4,451	4.31%

Total Held-to-Maturity	$11,451	4.44%

Total	$29,416	5.72%

10.  Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2008 and 2007 are as follows:
	2008	2007

Return on average assets	.29%	.81%
Return on average equity	4.50%	11.32%
Equity to assets ratio	6.21%	7.15%
Dividend payout ratio	33.86%	13.51%

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

12.  Employees.

As of March 17, 2009, the Bank employed 40 full-time equivalent employees.  Management of the Bank believes that its employee relations are good.  There are no collective bargaining agreements covering any of the Bank's employees.

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

In addition, the Federal Reserve, through guidance reissued on February 24, 2009, also maintains supervisory policies that:

•	may restrict the ability of a bank from paying dividends on any class of capital stock or any other Tier 1 capital instrument if the holding company is not deemed to have a strong capital position.

•	states that a holding company should reduce or eliminate dividends when

•	the holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	the holding company’s prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or

•	the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

•
requires that a holding company must inform the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns.

In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Company also is subject to requirements to file annual, quarterly and certain other reports with the SEC applicable under the Securities Exchange Act of 1934.

Supervision and Regulation of the Bank.

The Bank is examined and regulated by the Florida Office of Financial Regulation (the "Florida Department") and, as a member of the Federal Reserve Bank System, the Federal Reserve Bank of Atlanta.  Under Florida law and Florida Department's regulations, the Bank may pay cash dividends only up to the sum of:

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

     Until December 31, 2009, the Bank's deposits are insured by the FDIC for a maximum of $250,000 per depositor.  For this protection, the Bank pays quarterly statutory assessments and will have to comply with the rules and regulations of the FDIC.  Due to the increased number of bank failures that occurred during 2008 and are expected to continue in 2009, the FDIC has increased the Bank’s risk-based deposit assessment for the first quarter of 2009 to twelve cents for each $100 of risk-based deposits held by the Bank.  These assessments are likely to increase further during 2009.

     Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program (“TLGP”). Provided an institution has not opted out of TLGP, the FDIC will fully guarantee funds deposited in non-interest bearing transaction accounts, including (1) interest on Lawyer Trust Accounts and (2) negotiable order of withdrawal accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase for participating institutions.  As previously reported, the Bank has not opted out of TLGP.

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

     In addition, the Federal Reserve requires its member banks to maintain a minimum ratio of Tier 1 capital to total assets.  This capital measure is generally referred to as the leverage capital ratio.  The minimum required leverage capital ratio is 4 percent if the Federal Reserve determines that the institution is not anticipating or experiencing significant growth and has well-diversified risks — including no undue interest rate exposure, excellent asset quality, high liquidity and good earnings — and, in general, is considered a strong banking organization and rated Composite 1 under the Uniform Financial Institutions Rating Systems.  If the Bank does not satisfy any of these criteria it may be required to maintain a ratio of total capital to risk-based assets of 10% and a ratio of Tier 1 capital to risk-based assets of at least 6%.  The Bank would then be required to maintain a 5% leverage capital ratio.

Significant Legislation.

     Under Florida law, which is designed to implement the Interstate Banking Act, a non-Florida bank may not open new branches in Florida but may, beginning May 31, 1997, acquire by merger a Florida bank and operate its branches after the merger, provided that the Florida bank is at least three years old.  Also, since May 31, 1997, Florida law has prohibited the establishment in Florida of new banks by non-Florida bank holding companies.  A non-Florida bank holding company may, however, acquire a Florida bank or bank holding company, provided that the Florida bank involved is at least three years old.  These interstate acquisitions are prohibited if they result in the control of more than 30% of the total amount of insured deposits in Florida, except where the acquisition is an initial entry into Florida by the out-of-state bank holding company.  This legislation has had and continues to have the potential of increasing the competitive forces to which we would be subject.

     Under the Gramm-Leach-Bliley Act, enacted in 1999 (the GLB Act”), which essentially repealed the Glass-Steagall Act of 1933, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under Section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.  Because of the GLB Act, the Company has been placed in more direct competition with other financial institutions including mutual funds, securities brokerage firms, insurance companies and investment banking firms.

Proposed Legislation and Regulatory Action.

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structure, competitive relationships and the regulatory framework in which we and the Bank operate.  For example, under the Emergency Economic Stabilization Act of 2008 (“EESA”), Congress has the ability to impose “after-the-fact” terms and conditions on participants in the Capital Purchase Program administered under the Troubled Asset Relief Program (“TARP”).  As previously reported, we have applied for participation in the Capital Purchase Program and, if we were approved for such participation and actually participated in it, we could be subject to any such retroactive legislation. On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA (the “Financial Stability Plan”) which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the America Recovery and Reinvestment Act (“ARRA”), a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions. Additional regulations adopted as part of the EESA, the Financial Stability Plan, the ARRA, or other legislation may subject us to additional regulatory requirements.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

     The earnings and growth of the Bank are also affected by the monetary and fiscal policies of the federal government, particularly the Federal Reserve.  The Federal Reserve implements national monetary policy by its open market operations in United States government securities, adjustments in the amount of industry reserves that banks and other financial institutions are required to maintain and adjustments to the discount rates applicable to borrowings by banks from the Federal Reserve.  The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.  We cannot predict the nature and impact of any future changes in monetary policies.

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

     On June 25, 2001, the Bank opened a new branch facility located at 2102 59th Street West, Bradenton, Florida (the "Blake Hospital Branch"). The Blake Hospital Branch was built by a Florida limited liability partnership composed of four of the Company's directors and a relative of one of the Company's directors.  The Bank leased 3,812 square feet of the facility from the partnership on a ten year lease, at a rate of $23.50/square foot, with 3% annual increases and two five-year options.

     On October 31, 2005, the Bank opened a new branch facility at 501 8th Avenue West, Palmetto, Florida (the "Palmetto Branch").  The Palmetto Branch was built by a Florida limited liability partnership composed of five of the Company's directors.   The Bank leased 3,731 square feet of the facility from the partnership on a ten year lease, at the rate of $28.50/square foot, with 3% annual increases and two five-year options.

   Beginning March, 2009, the Bank opened a new branch facility at 1525 East Brandon Boulevard, Brandon, Florida (the "Brandon Branch").   The Brandon Branch was built by a Florida limited liability partnership composed of four of the Company's directors and a relative of one of the Company's directors.  The Bank leased 3,550 square feet of the facility from the partnership on a ten year lease, at a rate of $50.50/square foot, with 3% annual increases and two five-year options.

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

PART II

Item 5.                Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Market for Common Stock and Dividend Policy.

     Our Amended and Restated Articles of Incorporation authorize us to issue up to 25,000,000 shares of the Common Stock and 1,000,000 shares of preferred stock.  As of March 17, 2009, 1,809,912 shares of the Common Stock were issued, and 1,770,139 were outstanding and held by 586 holders of record.  No shares of preferred stock were then issued and outstanding.

     Since November 2004, the Common Stock has been trading on the OTCBB under the symbol "HZNB".  The following table sets forth the range of high and low bid information for the four quarters of 2008, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	14.00	10.10
June 30	12.50	10.10
September 30	11.30	8.25
December 31	8.50	6.50

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

   The following table sets forth the range of high and low bid information for the four quarters of 2007, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	14.95	14.40
June 30	14.45	13.45
September 30	13.90	12.00
December 31	14.00	11.05

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

       For each of 2008 and 2007 we paid $.11 per share in dividends.  The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Unregistered Sales of Equity Securities.

     During 2008, the Company issued the following securities without registering them under the Securities Act of 1933, as amended (the "Securities Act"):

●	Date:	December 31, 2008
	Securities:	Options to purchase shares of Common Stock, $0.01 par value, exercisable at $8.50 per share on or before December 31, 2018
	Amount:	11,500
	Purchasers:	Charles S. Conoley	3,000,
		Michael J. Glasgow	500,
		Barclay Kirkland, DDS	500,
		C. Donald Miller	500,
		David K. Scherer	500,
		Bruce E. Shackelford	500,
		Elizabeth Thomason, DDS	500,
		Mary Ann P. Turner	500,
		Clarence R. Urban	500,
		Bradley N. Severson	1,500,
		Jeffrey S. Chapin	1,500,	and
		Kathleen M. Jepson	1,500.
	Consideration:	None.
	Exemption:	These sales were exempt from registration under Section 4(2) of the Securities Act; each of the purchasers was either a director or an executive officer, or both, of the Company.

Issuer Purchases of Equity Securities.

     The Company’s purchases of shares of the Common Stock during the fourth quarter of 2008 and January 2009 were as follows:
Period	(a) Total Number of Shares (or| Units) Purchased	(b) Average Price paid per share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2007	9,673	$11.65	9,673	$387,000

November 1 through November 30, 2007	10,100	$11.85	19,773	$268,000

December 1 through December 31, 2007	—0—	$0.00	19,773	$268,000

January 1, through January 31, 2008	20,000	$12.35	39,773	$—0—

Total	39,773	$12.05	39,773	$—0—

     All the purchases were made pursuant to a program publicly announced on October 18, 2007.  Under the program, the purchase in open market transactions of up to $500,000 worth of shares of Common Stock was approved.  The program expired in January 2008.

Equity Compensation Plan Information.

     The following chart sets forth information relating to the Company's stock option plans.

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

(1) These ten-year options were granted to Charles S. Conoley, the President and Chief Executive Officer, under an individual compensation arrangement on October 28, 1998. The expiration date of these options was extended to December 31, 2012 pursuant to Mr. Conoley's employment agreement effective January 1, 2008.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations

Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and related notes which are included under Item 8 below.

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

     Allowance for Loan Losses:  Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.  Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For an additional discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see Note 2 in the Company's consolidated financial statements for years ended December 31, 2008 and 2007.

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

     In its projections for fiscal 2008, the Company anticipated increased net interest income as the Bank continued to expand its base of earning assets.  The actual results for the year ended December 31,2008  show that, in spite of decreasing interest rates on both the earning asset and interest bearing liabilities sides of the balance sheet the rate and volume decreases on the liability side outpaced  those on the asset side resulting in a slight increase of  $124,000 in net interest income for the year ended December 31, 2008.

     Looking ahead to 2009, the Company expects general rates to remain steady throughout the year which will decrease cost of funds at a greater pace than the yield on earning assets.  The strategy for 2009 is to keep the net yield around 3.11%, but expand the earning asset base.  In addition, expense control and growth in non-interest income will also be desirable objectives for 2009.  Additionally, investment in additional new business development capabilities and process improvements within the demand deposit area are expected to contribute positively to the 2009 results and beyond.  The Bank expects to open a fourth branch in Brandon, Florida in the first quarter of 2009 which will affect negatively efforts to control expenses, but will expand the Company's earning asset and deposit base.  The Bank also expects continued write-down on Bank owned other real estate property and higher charge-off rates on problem loans.  The Bank has budgeted $480,000 for the loan loss provision for fiscal year 2009.

A.	Results of Operations.

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007.

     For the years ended December 31, 2008 and 2007, net income amounted to $587,970 and $1,455,800 respectively.  For 2008, basic and diluted income per share of Common Stock was $.33 and $.32, respectively.  For 2007, basic and diluted income per share of Common Stock was $.81 and $.76, respectively.  Because of the existence of warrants and stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income per share. A portion of the warrants/options were dilutive during calendar years 2008 and 2007.

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

        Following is a comparison of the Company's performance during calendar year 2008 and 2007.

     Average earning assets increased from $174.8 million at December 31, 2007, to $195.7 million at December 31, 2008, representing an increase of $20.9 million, or 12%.  Below are the various components of average earning assets for the periods indicated (in thousands):

	December 31
	2008	2007
Federal funds sold	$1,119	$773
Taxable/nontaxable securities	31,887	29,678
Loans	162,671	144,393
Total earning assets	$195,677	$174,844

     Net interest income increased, from $5,988,738 for the year ended December 31, 2007, to $6,113,313 for the year ended December 31, 2008.  Below are the various components of interest income and expense, as well as their yield/cost for the periods indicated:

Years Ended:	December 31, 2008		December 31, 2007
	Interest Income	Yield	Interest Income	Yield
	/Expense	/Cost	/Expense	/Cost
	($ in 000's)
Interest income:
Federal funds sold	$32	2.86%	$47	6.08%
Taxable/nontaxable securities	1,837	5.76%	1,718	5.79%
Loans	11,260	6.92%	11,249	7.79%
Total	$13,129	6.71%	$13,014	7.44%

Interest expense:
NOW and money market deposits	$485	1.95%	$1,007	3.24%
Savings deposits	438	2.84%	523	4.16%
Time deposits	5,001	4.40%	4,604	5.12%
Other borrowings	1,092	4.12%	891	3.99%
Total	$7,016	3.88%	$7,025	4.50%
Net interest income	$6,113		$5,989
Net yield on earning assets		3.12%		3.43%

     The above table indicates that the net yield on earning assets decreased from 3.43% for the year ended December 31, 2007, to 3.12% for the year ended December 31, 2008.  As shown in the table, the decrease in net yield occurred because the decreased yield on loans and securities were not sufficient to offset the decrease in rates the Bank had to pay on deposits in a competitive local market environment. For further explanation see the discussion under Rate/Volume Analysis of Net Interest Income beginning on page 11 above.

Non-interest Income

     Non-interest income as a percentage of average total assets for years ended December 31, 2008 and 2007, decreased to (.16%) from .16%.  The reason for the decrease is detailed below:

1.  The year 2008 included a realized loss on a private mortgaged back security of $1,166,136 while no such loss was realized in 2007.  When first purchased in the fall of 2006 this security was rated investment grade.  By the end of 2007 its value had declined to junk status because of the upheaval in the residential mortgage market and declined to a zero dollar value in 2008.

2.  In the fall of 2005 the Bank purchased an interest rate swap to protect it from falling interest rates for a period of three years. The Bank amortized the $90,000 cost of this contract over its three year life.  In the first quarter of 2008 the seller of this contract offered to buy it back for $190,000.  This offer was accepted by the Bank and it realized a $168,000 gain on the sale of this asset that was recorded as noninterest income.  No such gain was recorded in 2007.

3.  Gains on sales of servicing and loans amounted to $433,034 in 2008 while in 2007 such gains were $100,572.  These gains are related to loans that are partially guaranteed by an agency of the United States government, such as the SBA (Small Business Administration) and the USDA (United States Department of Agriculture). Generally, we sell these loans neither because of credit quality deterioration or liquidity but in order to mitigate the risk of early payoffs and thus the risk of adverse impact on our net income.  Specifically, in case of a government-guaranteed loan exceeding $1.5 million, we generally sell the guaranteed portion and, at nearly the same time, acquire from an unrelated party the guaranteed portion of several loans that are much smaller. We believe that by exchanging, in effect, the guaranteed portion of a large loan for the guaranteed portion of several smaller loans we are spreading the risk of an early pay-off.  The guaranteed portions of only three loans were sold in calendar year 2008 and the guaranteed portions of four such loans were sold in 2007.  Overall, our loan portfolio contains 49 government guaranteed loans, with an aggregate balance of $15.1 million, representing 9% of our total loan portfolio on a dollar basis.

     Components of non-interest income for calendar years 2008 and 2007 are as follows:

	Year Ended December 31
	2008	2007
Gain on sale of loans and servicing assets	$433,034	$100,572
Realized (loss) on security	(1,166,136)	—0—
(Loss) on sale of foreclosed assets	—0—	(2,323)
Gain on sale of interest rate contract	168,085	—0—
Service fees on deposit accounts	91,381	92,445
Commissions from investment advisor	52,020	16,356
Miscellaneous other	99,376	80,595
Total	$(322,240)	$287,645

Non-Interest Expense

     Non-interest expense as a percentage of average total assets for years ended December 31, 2008 and 2007, respectively, was 2.24% and 2.31%, respectively.

Components of non-interest expense for calendar years 2008 and 2007 are as follows:

	Year Ended December 31,
	2007	2007
Salaries and benefits	$2,344,286	$2,111,233
Building and equipment expense	703,815	700,857
Professional fees	226,296	260,083
Data processing and software expense	344,301	350,376
Other operating expenses	935,624	728,082
Total	$4,554,322	$4,150,631

     During calendar year 2008, the allowance for loan losses increased from $1,402,843 to $1,502,823.  The allowance for loan losses, as a percentage of gross loans, remained stable at .91% for December 31, 2007 and .90% for December 31, 2008.

     As of December 31, 2008, management considers the allowance for loan losses to be adequate to absorb possible future losses.  However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates.  The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval.  The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin.  Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks.  The asset mix of the balance sheet is continually evaluated in terms of several variables:  yield, credit quality, appropriate funding sources and liquidity.  To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources.  The interest rate sensitivity position at year-end 2008 is presented below.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity (dollars in thousands):

EARNING ASSETS	Within three months	After three months but within six months	After six months but within one year	After one year but within five years	After five years	Total
Loans	63,433	7,686	16,530	70,291	9,590	167,530
Securities	2,443	767	1,262	2,514	24,066	31,052
Federal funds sold	147	— 0 —	— 0 —	— 0 —	— 0 —	147
Total earning assets	66,023	8,453	17,792	72,805	33,656	198,729

SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings	37,465	— 0 —	— 0 —	— 0 —	— 0 —	37,465
Certificates, Less than $100M	24,098	25,764	27,950	14,244	— 0 —	92,056
Certificates, $100M and over	5,841	8,135	11,658	2,550	— 0 —	28,184
Borrowings	3,000	— 0 —	806	16,000	10,000	29,806
Total interest-bearing liabilities	70,404	33,899	40,414	32,794	10,000	187,511

Interest rate sensitivity gap	(4,381)	(25,446)	(22,622)	40,011	23,656	11,218
Cumulative gap	(4,381)	(29,827)	(52,449)	(12,438)	11,218	—
Interest rate sensitivity gap ratio	0.94	0.25	0.44	2.22	3.37	1.06
Cumulative interest rate sensitivity gap ratio	0.94	0.71	0.64	0.93	1.06	—

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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.  These funds can be obtained by converting assets to cash or by attracting new deposits.  The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Cash and cash equivalents	2,384	3,009
CDs, over $100,000 to total deposits (ratio)	17.0%	17.4%
Loan to deposit ratio	101.1%	104.7%
Securities to total assets ratio	14.8%	16.9%
Brokered deposits	26,543	14,324

     As the above balances and ratios indicate, management believes that the Company's 2008 liquidity position is satisfactory.  Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.  The Company is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2008 and 2007:

Bank	2008	2007	Minimum Regulatory Requirement

Tier 1 Capital	9.3%	9.2%	4.0%
Tier 2 Capital	.9%	1.0%	N/A

Total risk-based capital ratio	10.2%	10.2%	8.0%

Leverage ratio	7.2%	7.2%	3.0%

Company - Consolidated	2008	2007	Minimum Regulatory Requirement

Tier 1 Capital	8.8%	9.4%	4.0%
Tier 2 Capital	.8%	1.0%	N/A

Total risk-based capital ratio	9.6%	10.4%	8.0%

Leverage ratio	6.8%	7.4%	3.0%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.	Financial Statements and Supplementary Data.

The following financial statements are contained in this Item 7:
Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008 and 2007
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007

F-i

TABLE OF CONTENTS

F-ii

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Horizon Bancorporation, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton, Florida and subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/S/ Francis & Co., CPA's

Atlanta, Georgia
March 11, 2009

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Balance Sheets

	As of December 31,
	2008	2007
ASSETS
Cash and due from banks	$2,236,783	$2,391,201
Federal funds sold	147,000	618,000
Total cash and cash equivalents	$2,383,783	$3,009,201
Securities:
Held to maturity, at amortized cost	13,086,900	13,090,921
Available-for-sale at fair value	17,965,410	19,800,961
Loans held for sale	2,000,000	—0—
Loans, net	166,027,061	153,514,193
Property and equipment, net	2,029,877	2,030,744
Other real estate owned	2,815,386	1,119,411
Other assets	2,989,837	2,263,963
Total Assets	$209,298,254	$194,829,394
LIABILITIES & SHAREHOLDERS EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$8,572,582	$8,884,651
Interest bearing deposits	157,705,963	137,670,717
Total deposits	$166,278,545	$146,555,368
Federal Home Loan Bank borrowings	29,000,000	29,700,000
Federal funds purchased	—0—	5,028,000
Notes payable	805,764	—0—
Dividends payable	199,090	196,729
Other liabilities	220,325	195,772
Total Liabilities	$196,503,724	$181,675,869
Shareholders’ Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$—	$—
Treasury Stock: 39,773 shares(2008) and 19,773 shares(2007)	(479,393)	(232,393)
Common stock, $.01 par value, 25,000,000 shares authorized; 1,808,219 issued and 1,768,446 outstanding(2008) and 1,808,219 issued and 1,788,446 outstanding(2007)	18,082	18,082
Paid-in-capital	10,358,919	10,288,581
Retained earnings	4,116,602	3,727,722
Accumulated other comprehensive income, net of tax	(1,219,680)	(648,467)
Total Shareholders’ Equity	$12,794,530	$13,153,525
Total Liabilities and Shareholders’ Equity	$209,298,254	$194,829,394

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Income

	Year Ended December 31,
	2008	2007
Interest Income:
Interest and fees on loans	$11,260,054	$11,248,488
Interest on investment securities	1,837,125	1,717,967
Interest on federal funds sold	32,041	47,440
Total interest income	$13,129,220	$13,013,895
Interest Expense:
Interest on deposits	5,924,002	6,133,458
Interest on borrowings	1,091,905	891,699
Total interest expense	7,015,907	7,025,157
Net interest income	6,113,313	5,988,738
Provision for possible loan losses	445,000	155,000
Net interest income after provision for possible loan losses	$5,668,313	$5,833,738

Other Income:
Gain on sale of loans	$56,667	$46,125
(Loss) on sale of foreclosed assets	—0—	(2,323)
Gain on sale of servicing assets	376,367	54,447
Gain/(loss) on sale of other assets	168,085	(271)
Realized (loss) on securities	(1,166,136)	—0—
Service fees on deposit accounts	91,381	92,445
Miscellaneous, other	151,396	97,222
Total other income	$(322,240)	$287,645

Other Expenses:
Salaries and benefits	$2,344,286	$2,111,233
Building and equipment expense	703,815	700,857
Professional fees	226,296	260,083
Data processing and software expense	344,301	350,376
Other operating expenses	935,624	728,082
Total other expenses	$4,554,322	$4,150,631

Income before income tax	$791,751	$1,970,752
Income tax	203,781	514,952
Net income	$587,970	$1,455,800

Basic income per share	$.33	$.81
Diluted income per share	$.32	$.76
Weighted average number of shares outstanding:
Basic	1,769,375	1,804,934
Diluted	1,833,193	1,910,157

Refer to notes to the consolidated financial statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2008 and 2007

						Accumulated Other
	Common Stock		Treasury	Paid in	Retained	Comprehensive
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance December 31 , 2006	1,808,152	$18,082		$10,223,103	$2,468,651	$(140,219)	$12,569,617
Comprehensive Income:
Net income, twelve-month period ended Decmber 31, 2007					$1,455,800		1,455,800
Net unrealized loss on securities, twelve-month period ended December 31, 2007						(508,248)	(508,248)

Total comprehensive income/net of tax							947,552

Exercise of warrants & Stock options	67			$803			803

Repurchase of common stock	(19,773)		$(232,393)				(232,393)

Stock Options Expense				$64,675			64,675

Dividends Payable					(196,729)		(196,729)

Balance December 31 , 2007	1,788,446	$18,082	$(232,393)	$10,288,581	$3,727,722	$(648,467)	$13,153,525
Comprehensive Income:
Net income, twelve-month period ended Decmber 31, 2008					$587,970		$587,970
Net unrealized loss on securities, twelve-month period ended December 31, 2008						(571,213)	(571,213)

Total comprehensive income/(loss),net of tax							16,757

Dividends Payable					(199,090)		(199,090)

Repurchase of common stock	(20,000)		$(247,000)				(247,000)

Stock Options Expense				$70,338			70,338

Balance December 31 , 2008	1,768,446	$18,082	$(479,393)	$10,358,919	$4,116,602	$(1,219,680)	$12,794,530

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$587,970	$1,455,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,454	238,541
Amortization/(accretion) of securities	34,932	(9,807)
Provision for loan losses	445,000	155,000
Stock based compensation	70,338	64,675
Loss on sale of foreclosed assets	—0—	2,323
(Gain)/loss on sale of other assets	(168,085)	271
Gain on sale of servicing assets	(376,367)	(54,447)
Gain on sale of loans	(56,667)	(46,125)
Recognized loss on securities	1,166,136
Changes in assets and liabilities that (used) provided cash:
Accounts receivables and other assets	(747,790)	(660,564)
Payables and other liabilities	273,122	27,785
Net cash provided by operating activities	$1,487,043	$1,173,452
Cash flows from investing activities
Proceeds from sale of other assets	$190,000	$12,500
Proceeds from sale of loans	7,230,051	1,579,000
Purchase of securities, held-to-maturity	—0—	(6,554,643)
Purchase of securities, AFS	(4,661,436)	(5,739,631)
Proceeds from maturity and pay-downs of securities, AFS	4,516,676	2,839,779
Purchase of Federal Bank Stock	(82,212)	(639,027)
Increase in other real estate owned	(1,695,975)	(1,119,411)
Loans held for sale originations	(8,797,017)	—0—
Loan originations, net	(12,957,868)	(18,918,451)
Property and equipment expenditures, net	(209,531)	(120,874)
Net cash used by investing activities	$(16,467,312)	$(28,660,758)
Cash flows from financing activities:
Exercise of warrants and options	$—0—	$804
Increase in deposits	19,723,177	7,023,869
Increase/(decrease) in fed funds purchased	(5,028,000)	5,028,000
Increase/(decrease) in borrowings, net	(700,000)	14,200,000
Notes Payable	805,764	—0—
Purchase of treasury stock	(247,000)	(232,393)
Cash dividend	(199,090)	(196,729)
Net cash provided by financing activities	14,354,851	25,823,551
Net increase/(decrease) in cash and cash equivalents	$(625,418)	$(1,663,755)
Cash and cash equivalents, beginning of period	3,009,201	4,672,956
Cash and cash equivalents, end period	$2,383,783	$3,009,201

Supplemental Information:
Income taxes paid	$490,986	$705,834
Interest paid	$7,019,064	$7,082,683

Refer to notes to the consolidated financial statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 1 - Organization of the Business

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company") is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank").  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits are each insured up to $250,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.  The $250,000 deposit insurance is subject to an expiration date of December 31, 2009 unless extended by the FDIC.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of December 31, 2008 there were 1,808,219 shares issued and 1,768,446 shares of the Company's common stock outstanding.   As of December 31, 2007 there were 1,808,219 shares issued and 1,788,446 shares of the Company's common stock outstanding.  As of December 31, 2008 the Company had purchased 39,773 shares of treasury stock.  As of December 31, 2007 the Company had purchased 19,773 shares of treasury stock. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  As of  December 31, 2008, there were no shares of the Company's preferred stock issued or outstanding.

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

Basis of Accounting.  The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible loan losses, the valuation of foreclosed real estate,  the fair value of financial instruments, and the status of contingencies.  In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, for which management obtains independent appraisals for significant collateral.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Securities.  Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost.  Securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings.  Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value with the unrealized holding gains/losses reported as a component of other comprehensive income, net of tax.  Generally, in the available-for-sale category are securities that are held to meet investment objectives such as interest rate risk, liquidity management and asset-liability management strategies among others.  The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.  The Company does not have trading securities at December 31, 2008 and 2007.  Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are classified as available for sale and recorded at cost.

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

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.  Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

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
December 31, 2008 and 2007

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

Property and Equipment.  Building, leasehold improvements, furniture, and equipment are stated at cost, net of accumulated depreciation.  Land is carried at cost.  Depreciation is computed principally by the straight-line method based on the estimated useful lives of the related assets.  Maintenance and repairs are charged to operations, while major improvements are capitalized.  Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations.  The Company had no capitalized lease obligations at December 31, 2008 and 2007.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies.  Management believes that the Company will generate sufficient operating earnings to realize the deferred tax benefits.

Stock-Based Compensation.    Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R.  In the “modified prospective” method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Comprehensive income for calendar years 2008 and 2007 are shown in the consolidated statements of changes in shareholders' equity.

Recent Accounting Pronouncements.

SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles”:

SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”:

Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of Interpretation 48 on January 1, 2007 did not significantly impact the Company’s financial statements.

 FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48”

FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Company’s financial statements.

Note 3 - Federal Funds Sold & Purchased

The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits.  When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis.  At December 31, 2008 and 2007, federal funds sold were $147,000 and $618,000, respectively.  Federal funds purchased represent unsecured borrowing form other financial institutions and generally mature daily.  At December 31, 2008 and 2007, federal funds purchased amounted to $0 and $5,028,000, respectively.

Note 4 - Securities Held-to-Maturity

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2008 follow:

			Gross
	Amortized		Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
State, County and Municipalities	$12,086,900	$4,168	$(1,189,449)	$10,901,619
Corporate Securities	1,000,000	-0-	(450,400)	549,600
Total Securities	$13,086,900	$4,168	$(1,639,849)	$11,451,219

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2007 follow:

			Gross
	Amortized		Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
State, County and Municipalities	$12,090,921	$1,863	$(347,485)	$11,745,299
Corporate Securities	1,000,000	-0-	(188,000)	812,000
Total Securities	$13,090,921	$1,863	$(535,485)	$12,557,299

The amortized costs and estimated market values of securities held-to-maturity at December 31, 2008 by contractual maturity are shown in the following chart.  Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due after ten years	$13,086,900	$11,451,219
Total securities	$13,086,900	$11,451,219

At December 31, 2008, none of the securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.  No securities were sold or called during calendar years 2008 and 2007.

 Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:
December 31, 2008
	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$7,704,023	$(545,570)	$2,846,290	$(643,879)	$10,550,313	$(1,189,449)
Corporate Securities	—0—	—0—	549,600	(450,400)	549,600	(450,400)
Total	$7,704,023	$(545,570)	$3,395,890	$(1,094,279)	$11,099,913	$(1,639,849)

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

December 31, 2007
	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$10,533,193	$(341,036)	$473,243	$(6,449)	$11,006,436	$(347,485)
	812,000	(188,000)	—0—	—0—-	812,000	(188,000)
Total	$11,345,193	$(529,036)	$473,243	$(6,449)	$11,818,436	$(535,485)

Unrealized losses on held-to-maturity securities amounted to $1,639,849(2008) and $535,485(2007) representing 12.53% (2008) and 4.09% (2007) of the total held to maturity securities portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

Note 5 - Securities Available-for-Sale

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2008 follow:

	Amortized		Gross Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Agency	$992,668	$20,912	$—	$1,013,580
Collateralized Mortgage Obligations	4,966,463	44,846	(302,840)	4,708,469
Mortgage Backed Securities	3,541,375	123,207	(996,111)	2,668,471
Trust-Preferred Securities	8,204,525	5,569	(743,254)	7,466,840
Other Securities	2,108,050	—	—	2,108,050
Total Securities	$19,813,081	$194,534	$(2,042,205)	$17,965,410

Other securities include equity investments in FRB, FHLB, and two other banks whose sole owners are other financial institutions.  These restricted equity securities are recorded at cost because of the lack of a readily determinable fair value .

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

The amortized costs and estimated market values of securities available-for-sale at December 31, 2008 by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Values
Due after ten years	17,705,031	15,857,360
No maturity (equity securities)	2,108,050	2,108,050
Total securities	$19,813,081	$17,965,410

At December 31, 2008 $6,797,000 agency securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.  At December 31, 2007 $2,110,000 securities were pledged. No securities were sold during calendar years 2008 and 2007, however $4,110,000 of agency and corporate securities were called in 2008.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	December 31, 2008
	Less than Twelve Months		Over Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$—0—	$—0—	$—0—	$—0—	$—0—	$—0—
Collateralized Mortgage obligations	809,819	(16,666)	583,273	(4,769)	1,393,092	(21,435)
Mortgage backed securities	1,209,759	(174,919)	63,960	(1,102,926)	1,273,719	(1,277,845)
Trust preferred securities & other corporate notes	937,696	(200,054)	1,970,750	(543,200)	2,908,446	(743,254)
Total	$2,957,274	$(391,639)	$2,617,983	$(1,650,895)	$5,575,257	$(2,042,534)

	December 31, 2007
	Less than Twelve Months		Over Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$—0—	$—0—	$993,100	$(6,900)	$993,100	$(6,900)
Collateralized Mortgage obligations	968,481	(40,585)	2,906,989	(133,835)	3,875,470	(174,420)
Mortgage backed securities	1,173,649	(665,485)	1,425,241	(17,236)	2,598,890	(682,721)
Trust preferred securities	4,883,680	(120,977)	487,650	(20,691)	5,371,330	(141,668)
Total	$7,025,810	$(827,047)	$5,812,980	$(178,662)	$12,838,790	$(1,005,709)

Unrealized losses in the securities available for sale portfolio amounted to $2,042,534 (2008) and $1,005,709 (2007) representing 10.31% (2008) and 5.08% (2007) of the total portfolio.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Note 6 - Loans

The composition of net loans by major loan category, as of December 31, 2008 and 2007, follows:

	December 31,
	2008	2007
Real estate - commercial	$95,871,496	$84,089,484
Real estate - construction	4,378,504	4,467,425
Real estate - residential	34,662,690	32,125,396
Commercial	30,036,270	30,743,834
Consumer	2,580,924	3,490,897
Loans, gross	$167,529,884	$154,917,036
Deduct:
Allowance for loan losses	(1,502,823)	(1,402,843)
Loans, net	$166,027,061	$153,514,193

The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended December 31,
	2008	2007

Impaired loans without a valuation allowance	$9,904,182	$5,500,494
Impaired loans with a valuation allowance	2,554,014	1,640,171
Total impaired loans	$12,458,196	$7,140,665
Valuation allowance related to impaired loans	$385,000	$381,394
Average investment in impaired loans	$11,956,337	$8,034,569
Interest recognized on impaired loans	$726,241	$486,065

Loans on non-accrual status amounted to $7,288,982 at December 31, 2008 and to $2,083,964 at December 31, 2007.  Interest recognized on non-accruing loans at December 31, 2008 and 2007 was $111,667 and $81,473, respectively.  Loans past due ninety days or more and still accruing interest amounted to $83,734 and $1,543 at December 31, 2008 and 2007, respectively.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Activity within the Allowance accounts for the years ended December 31, 2008 and 2007 follows:

	December 31
	2008	2007
Balance, beginning of year	$1,402,843	$1,570,844
Add: Provision for loan losses	445,000	155,000
Add: Recoveries of previously charged off amounts	13,031	50,650
Total	$1,860,874	$1,776,494
Deduct: Amount charged off	(358,051)	(373,651)
Balance, end of year	$1,502,823	$1,402,843

Note 8 - Property and Equipment

Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation.  Land is stated at cost.  Components of property and equipment included in the consolidated balance sheets at December 31, 2008 and 2007 follow:

	December 31
	2008	2007
Land	$410,078	$410,078
Land Improvements	48,399	48,399
Building	1,069,656	1,123,406
Leasehold improvements	95,504	95,504
Furniture and equipment	1,430,510	1,430,721
Property and equipment, gross	$3,054,147	$3,108,108
Deduct:
Accumulated depreciation	(1,024,270)	(1,077,364)
Property and Equipment, net	$2,029,877	$2,030,744

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $210,398 and $205,874, respectively.  Depreciation is charged to operations over the estimated useful lives of the assets.  The estimated useful lives and methods of depreciation for the principal items follow:

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

At December 31, 2008 and 2007, the Company had unused loan commitments of approximately  $6.5 million and $11.5 million, respectively.  Additionally, there were $133,000 and $50,000 in commitments under standby letters of credit at December 31, 2008 and 2007, respectively.  Various assets collateralize the majority of the loan commitments.  No material losses are anticipated as a result of these transactions.

On June 30, 1999, the Bank entered into a seven-year contractual agreement (the "Agreement") with a data processing provider.  That Agreement was renegotiated on May 11, 2001, with the new owner of the data processing company.  The Agreement was extended to August, 2008, with a renewal feature for an additional seven-year period.  In March, 2008 the contract was renegotiated with an expiration date of March, 2011.  The monthly service fee varies according to the services used and the number and type of transactions processed.  Expenses associated with the above and predecessor agreements associated with data processing services amounted to $224,304 and $255,342 respectively, for the years ended December 31, 2008 and 2007.

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

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 10 - Deposits

The following details deposit accounts at December 31, 2008 and 2007:
	December 31,
	2008	2007
Non-interest bearing deposits	$8,572,582	$8,884,651
Interest bearing deposits:
NOW accounts	7,424,222	7,157,823
Money market	16,652,336	16,727,827
Savings	13,388,469	14,098,008
Time, less than $100,000	92,056,263	74,159,888
Time, $100,000 and over	28,184,673	25,527,171
Total deposits	$166,278,545	$146,555,368

At December 31, 2008, the scheduled maturities of all certificates of deposit were as follows:

Year Ending December 31,	Amount
2009	$103,396,315
2010	10,412,571
2011	3,921,651
2012	1,515,747
2013	994,652
Total	$120,240,936

At December 31, 2008 and 2007, the Company held brokered time deposits in the amount of $26,543,000 and $14,324,000, respectively.  At December 31, 2008 and 2007, overdraft deposit accounts reclassified to loans aggregated $23,160 and $11,648, respectively.

Note 11 - Borrowings

During calendar year 2008, the Company obtained a $1.1 million line of credit (the “LOC”), of which $805,764 were outstanding at December 31, 2008.  The above LOC is secured by the Bank's issued and outstanding common stock; it carries a rate of published "Wall Street Journal" prime rate plus 1.00% with a floor of 6.00%.  The LOC provides for interest-only monthly payments until December 31, 2009, when principal and accrued interest becomes due.

During calendar years 2008 and 2007, the Bank obtained several funding advances from the Federal Home Loan Bank (the "FHLB").  The above advances are secured by a blanket lien on all real estate mortgages held by the Bank.  The outstanding balance on the above funding advances amounted to $29,000,000 and $29,700,000, respectively, at December 31, 2008 and 2007.  Additional information concerning these advances follow.  Note that all interest rates are fixed:

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Amounts
December 31, 2008	December 31, 2007	Interest Rate	Date of Maturity
$—0—	$5,700,000	4.28%	01-31-2008
3,000,000	—0—	.46%	08-27-2009
5,000,000	5,000,000	4.32%	03-05-2012
3,000,000	3,000,000	4.84%	05-14-2012
3,000,000	3,000,000	4.48%	05-18-2012
5,000,000	5,000,000	4.76%	06-22-2012
5,000,000	8,000,000	3.06%	07-22-2015
5,000,000	—0—	3.35%	07-23-2018
$29,000,000	$29,700,000	N/A	N/A

Note 12 - Interest on Deposits and Borrowings

A summary of interest expense for the years ended December 31, 2008 and 2007 follows:

	December 31,
	2008	2007
Interest on NOW accounts	$20,217	$58,512
Interest on money market accounts	463,428	948,174
Interest on savings accounts	437,751	522,709
Interest on CDs under 100,000	3,789,294	3,403,585
Interest on CDs $100,000 and over	1,213,312	1,200,478
Interest on borrowings	1,091,905	891,699
Total interest on deposits and borrowings	$7,015,907	$7,025,157

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 13 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2008 and 2007 follows:

	December 31,
	2008	2007
Postage and courier	$68,358	$67,895
Advertising and promotion	106,535	106,369
Taxes and insurance	188,678	124,659
Telephone	29,528	29,091
Supplies and printing	41,007	45,172
Meetings and seminars	39,484	40,858
Correspondent bank charges	57,830	40,421
Other real estate expense	164,138	31,721
Directors' fees	52,700	53,200
Investment advisor expense	19,873	41,966
Other	167,493	146,730
Total other operating expenses	$935,624	$728,082

Note 14 - Income Taxes

As of December 31, 2008 and 2007, the Company's provision for income taxes consisted of the following:

	2008	2007
Current	$310,845	$721,163
Deferred	(107,064)	(83,307)
Change in valuation allowance	— 0 —	(122,904)
	$203,781	$514,952

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	December 31,
	2008	2007
Tax provision at Federal statutory rate	$269,195	$670,056
Tax-exempt income	(142,601)	(161,136)
State income tax, net of federal benefits	31,715	80,400
Change in valuation allowance	— 0 —	(122,904)
Stock-based compensation	23,915	21,990
Other	21,557	26,546
Income tax expense	$203,781	$514,952

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The components of deferred income taxes are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Loan loss reserves	$510,960	$479,675
Other real estate owned (OREO)	125,540	71,396
Stock options/warrants	57,980	34,065
Unrealized loss, AFS securities	628,320	334,069
Total	1,322,800	919,205
Deferred tax liabilities:
Depreciation	109,536	107,256
Total	109,536	107,256
Net deferred tax asset	$1,213,264	$811,949

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during  the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences at December 31, 2008.

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

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

As a result of adopting FASB No. 123R on January 1, 2006, the Company’s net income for the year ended December 31, 2008 decreased by approximately $70,000 compared to accounting for stock-based compensation under APB Opinion No. 25.  Basic and diluted earnings per share for the year ended December 31, 2008 were reduced by $.04 per share and $.04 per share, respectively, as a result of adopting FASB No. 123R.

At December 31, 2008, there was approximately $97,400 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of two years.

A summary of the options/warrants activity for the years ended December 31, 2008 and 2007 is presented below.

	Number of Shares	Weighted-Average Exercise Price

Outstanding, December 31, 2006	312,480	$6.53

Granted during 2007	19,200	$12.00
Exercised during 2007	(67)	12.00
Forfeited during 2007	(2,374)	13.73

Outstanding, December 31, 2007	329,239	$6.69

Granted during 2008	20,200	$8.50
Exercised during 2008	-0-
Forfeited during 2008	(4,400)	11.43

Outstanding, December 31, 2008	345,039	$6.86

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

2008
Stock options expected to vest:
Number	345,039
Weighted average exercise price	$6.855
Aggregate intrinsic value	$2,365,242
Weighted average contractual term of options	2.74 years
Range of option price	$5.50 to $14.50

Stock options vested and currently exercisable:
Number	306,772
Weighted average exercise price	$6.346
Aggregate intrinsic value	$1,946,775
Weighted average contractual term of options	2.68 years
Range of option price	$5.50 to $14.50

The fair value of the options granted in 2008 and 2007 was based upon the discounted value of future cash flows of the options using the following assumptions:

	2008	2007

Risk-free interest rate	2.25%	4.55%
Expected life of the options	10 years	10 years
Expected dividends (as a percent of the fair value of the stock)	1.25%	—
Expected volatility	20.0%	15.0%
Value of option	$2.87	$5.80

Lease of a Branch Office.  On February 9, 2001, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the "Horizon Partnership") to lease approximately 3,800 square-feet of a new office building in Bradenton, Florida.  Four of the Company's board members are also the majority owners of the Horizon Partnership.  The lease, which commenced on June 1, 2001, is for a period of 10 years with two consecutive five-year extensions.  In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments that may be levied against the property.  The total monthly payment approximates $9,500, an amount that was paid beginning with the September 1, 2001 payment.  The monthly lease payments increase by 3% on the date of each anniversary.  For the years ended December 31, 2008 and 2007, expenses associated with this lease amounted to $117,911 and $113,099, respectively.

On May 18, 2005, the Bank entered into a lease agreement with TCB,LLP, (the "TCB Partnership") to lease approximately 3,800 square-feet of a new office building in Palmetto, Florida.  Five of the Company's board members are also the majority owners of TCB, LLP.  The lease, which commenced on October 10, 2005, is for a period of 10 years with two consecutive five-year extensions.  In addition to the monthly lease payment, the Bank is required to pay pro-rata real estate taxes and special assessments that may be levied against the property.  The total monthly payment approximates $10,000, an amount that was paid beginning with the October 11, 2005 payment.  The monthly lease payments increase by 3% on the date of each anniversary.  For the years ended December 31, 2008 and 2007, expenses associated with this lease amounted to $120,142 and $117,517 respectively.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

As of December 31, 2008, the future minimum lease commitments are as follows:

Year Ending December 31,	Amount
2009	$243,529
2010	250,833
2011	184,028
2012	136,230
2013	140,316
Thereafter	$255,342
Total	1,210,278

Payments to Directors.  One director received $19,114 and $20,720 for products and services sold to the Company during the years ended December 31, 2008 and 2007, respectively.  Fees to directors during the years ended December 31, 2008 and 2007 amounted to $53,200 per year.

Borrowings and Deposits by Directors and Executive Officers.  Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business.  As of December 31, 2008 and 2007, loans outstanding to directors, their related interests and executive officers aggregated $8,109,442 and $7,595,980 respectively.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties.  In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar years 2008 and 2007 follows:

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

	Insider Loan Transactions
	2008	2007
Balance, beginning of year	$7,595,980	$3,383,524
New loans	1,109,082	4,555,316
Less: Principal reductions	(595,620)	(342,860)
Balance, end of year	$8,109,442	$7,595,980

Deposits by directors, executive officers and their related interests, as of December 31, 2008 and 2007 approximated $3,077,357 and $2,656,565 respectively.

Note 16 - Concentrations of Credit

The Company originates primarily commercial, residential, and consumer loans to customers in Manatee County, Florida, and surrounding counties.  The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Manatee County and the surrounding counties.

Seventy-nine percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area.  Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area.  Another nine percent or $15,137,746 of the Company's loan portfolio is concentrated in loans guaranteed by the United States Department of Agriculture.  The majority of these loans are secured by real estate and all are guaranteed with the full faith and funds of the United States government.  The other significant concentrations of credit by type of loan are set forth under Note 6.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank's statutory capital, or approximately $3.8 million at December 31, 2008.

Note 17 - Regulatory Matters

The Company is governed by various regulatory agencies.  The FRB regulates bank holding companies and their nonbanking subsidiaries.  The Bank was chartered by the State of Florida and is a member of the Federal Reserve System.  As such, the Bank is regulated by the Florida's Comptroller Office and by the FRB.

Various requirements and restrictions under federal and state laws regulate the operations of the Company.  These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations.  The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank.  The subsidiary bank is subject to limitations under federal law in the amount of dividends it may declare.  At December 31, 2008, approximately $4,613,000 of the subsidiary bank's retained earnings was available for dividend declaration without prior regulatory approval.  During the year ended December 31, 2008 the subsidiary bank paid $0 in dividends to its parent.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB.  Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing.  Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities.  Pursuant to the FRB's reserve requirements, the Bank was required to maintain cash reserve balances in the amount of $136,000 at December 31, 2008.

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

Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Management believes that the Company and the Bank, as of December 31, 2008, meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the Bank was considered to be Well Capitalized.  There are no conditions or events since December 31, 2008 that management believes have changed the Bank's Adequately Capitalized category.  To be categorized as Adequately Capitalized or Well Capitalized, the Bank must maintain the following capital ratios:

	Adequately Capitalized	Well Capitalized
Total risk-based capital ratio	8.0%	10.0%
Tier 1 risk-based capital ratio	4.0%	6.0%
Tier 1 leverage ratio	4.0%	5.0%

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

			Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2008:
Total capital-risk-based
(to risk-weighted assets):	$16,476	10.2%	$12,888	≥	8%	$16,110	≥	10%
Bank	15,716	9.6%	12,890	≥	8%	N/A	≥	N/A
Consolidated

Tier 1 capital-risk-based
(to risk-weighted assets):
Bank	$14.973	9.3%	$6,444	≥	4%	$9,666	≥	6%
Consolidated	14,213	8.8%	6,445	≥	4%	N/A		N/A

Tier 1 capital-leverage
(to average assets):
Bank	$16,476	7.2%	$8,380	≥	4%	$10,476	≥	5%
Consolidated	15,716	6.8%	8,380	≥	4%	N/A		N/A

	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2007:
Total capital-risk-based
(to risk-weighted assets):
Bank	$14,852	10.2%	$11,697	≥	8%	$14,622	≥	10%
Consolidated	15,205	10.4%	11,691	≥	8%	N/A	≥	N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
Bank	$13,449	9.2%	$5,849	≥	4%	$8,773	≥	6%
Consolidated	13,802	9.4%	5,845	≥	4%	N/A		N/A

Tier 1 capital-leverage
(to average assets):
Bank	$13,449	7.2%	$7,515	≥	4%	$9,394	≥	5%
Consolidated	13,802	7.4%	7,503	≥	4%	N/A		N/A

Note 18 - Fair Value of Financial Instruments

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” This FSP clarified the application of SFAS No. 157 in a market that is not active and reiterated that the results of distressed sales or forced liquidations are not determinative when measuring fair value. It emphasized that when determining fair value, the use of management’s internal assumptions concerning future cash flows discounted at an appropriate risk-adjusted interest rate is acceptable when relevant observable market data do not exist. In some situations, multiple inputs from a variety of sources may provide the best evidence of fair value. The FSP also described how the use of broker quotes should be considered when assessing the relevance of observable and unobservable inputs. The impact of this statement is minimal, as this FSP provides clarification to existing guidance.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Bank uses various methods including market, income and cost approaches. Based on these approaches, the Bank often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Bank is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1   Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and U.S. Government-sponsored enterprise debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2   Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

 Level 3   Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available for Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents financial assets measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2008
	Assets/Liabilities	Quoted Prices	Significant
	Measured at	In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$17,965,410	$-	$17,965,410	$-

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as nonrecurring Level 3. At December 31, 2008, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $12,458,196 were reduced by specific valuation allowance allocations totaling $385,000 to a total reported fair value of $12,073,196 based on collateral valuations utilizing Level 3 valuation inputs at December 31, 2008.

Fair Value Option

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. While SFAS No. 159 became effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

Disclosure About Fair Value of Financial Instruments

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

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2008 and 2007.  The information presented is based on pertinent information available to management as of December 31, 2008 and 2007.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$2,236,783	$2,236,783	$2,391,201	$2,391,201
Federal funds sold	147,000	147,000	618,000	618,000
Securities held-to-maturity	13,086,900	11,451,219	13,090,921	12,557,299
Securities available-for-sale	17,965,410	17,965,410	19,800,961	19,800,961
Loans, net	166,027,061	166,482,173	153,514,193	153,012,000
Accrued interest receivable	1,411,450	1,411,450	1,346,018	1,346,018

Financial liabilities:
Deposits	$166,278,545	$165,617,772	$146,555,368	$146,044,000
Borrowings	29,805,764	30,795,322	34,728,000	34,948,000
Federal funds purchased	——0——	——0——	5,028,000	5,028,000
Accrued Interest Payable	129,751	129,751	132,908	132,908

Note 19 - Dividends

The primary source of funds available to the Company to honor its financial obligations and pay cash dividends to its shareholders is from the Bank.  Bank regulatory authorities impose restrictions on the amounts of dividends that may be declared by the Bank.  Further restrictions could result from a review by regulatory authorities of the Bank's capital adequacy. For the year ended December 31, 2008 the board declared an $0.11 per share dividend payable on February 17, 2009 to all shareholders of record on January 20, 2009.  The Company recorded a liability of $199,090 for dividends payable for the year ended December 31, 2008.  For the year ended December 31, 2007 an $0.11 per share dividend payable on January 15, 2008 to all shareholders of record on December 31, 2007 was declared.  The Company recorded a liability of $196,729 for dividends payable for the year ended December 31, 2007.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 20 - Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
	December 31,
	2008	2007
Assets
Cash	$9,302	$453,344
Investment in Bank	13,753,020	12,800,237
Other Assets	37,062	96,673
Total Assets	$13,799,384	$13,350,254

Liabilities and Shareholders' Equity:

Dividends payable	$199,090	$196,729
Notes payable	805,764	—
Total Liabilities	$1,004,854	$196,729
Treasury stock	$(479,393)	$(232,393)
Common Stock	18,082	18,082
Paid-in-capital	10,358,919	10,288,581
Retained earnings	4,116,602	3,727,722
Accumulated comprehensive income	(1,219,680)	(648,467)
Total Shareholders' equity	$12,794,530	$13,153,525
Total Liabilities and Shareholders' equity	$13,799,384	$13,350,254

Parent Company Statements of Income
	December 31,
	2008	2007
Dividends from subsidiary	$—0—	$500,000
Interest income	(1,857)	$11,329
Compensation expense	(70,338)	(64,675)
Miscellaneous expense	(111,285)	(61,515)
Income/(loss) before income tax, and equity in undistributed income of the Bank	$(183,480)	$385,139
Income tax expense/(benefit)	(46,350)	(20,762)
Income/(loss) before equity in undistributed income of the Bank	$(137,130)	$405,901
Equity in undistributed income of the Bank	725,100	1,049,899
Net income	$587,970	$1,455,800

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Parent Company Statements of Cash Flows
	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$587,970	$1,455,800
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(725,100)	(1,049,899)
Change in other assets	59,609	(6,057)
Change in other liabilities	73,805	15,914
Net cash provided by operating activities	$(3,716)	$415,758
Cash flows from investing activities:
Net cash provided/(used) by investing activities	$—0—	$—0—
Cash flows from financing activities:
Exercise of warrants/options	$—0—	$803
Purchase of treasury stock	(247,000)	(232,391)
Increase in note payable	805,764	—-0—-
Push down capital to subsidiary bank	(800,000)	—-0—-
Cash dividend	(199,090)	(196,729)
Net cash provided/(used) by financing activities	$(440,326)	$(428,317)
Net change in cash and cash equivalents	$(444,042)	$(12,559)
Cash and cash equivalents, beginning of year	453,344	465,903
Cash and cash equivalents, end of year	$9,302	$453,344

Item 9.	Changes in and Disagreements With Accountants and Financial Disclosure.

The registrant did not change accountants in 2008 and continues to engage the independent accounting firm of Francis & Company, CPAs.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as provided in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting.

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

Our evaluation of internal control over financial reporting as of December 31, 2008, was conducted on the basis of framework in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting.

There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.	Other Information.

There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2008, that was not reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Company has adopted a Code of Conduct for directors and officers, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.  The Company will provide to shareholders and all other persons a copy of the Company's Code of Conduct upon request and without charge.  This document may be requested by writing to Horizon Bancorporation, Inc., 900 53rd Avenue East, Bradenton, Florida 34203, Attention: Charles S. Conoley.

The remaining information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2009 annual meeting, including the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2009 annual meeting, including the information set forth under the caption "Executive Compensation."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2009 annual meeting, including the information set forth under the captions "Beneficial Ownership of the Company's Common Stock."

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2009 annual meeting, including the information set forth under the caption "Certain Relationships and Related Transactions."

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2009 annual meeting, including the information set forth under the caption "Fees Paid to Independent Auditors."

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Number	Sequential Description
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

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON BANCORPORATION, INC.
(Registrant)

BY:	/S/ Charles S. Conoley
Charles S. Conoley, President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kathleen M. Jepson
Kathleen M. Jepson, Senior Vice President and Chief
Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:   March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Charles S. Conoley	President, Chief Executive Officer and Director	March 27, 2009
Charles S. Conoley

/S/ Michael Shannon Glasgow	Director	March 27, 2009
Michael Shannon Glasgow

/S/ Barclay Kirkland, D.D.S.	Director	March 27, 2009
Barclay Kirkland, D.D.S.

/S/ C. Donald Miller, Jr.	Director	March 27, 2009
C. Donald Miller, Jr.

/S/ David K. Scherer	Director	March 27, 2009
David K. Scherer

/S/ Bruce E. Shackelford	Director	March 27, 2009
Bruce E. Shackelford

/S/ Elizabeth Thomason, D.M.D.	Director	March 27, 2009
Elizabeth Thomason, D.M.D.

/S/ Mary Ann P. Turner	Chairman of the Board of Directors	March 27, 2009
Mary Ann P. Turner

/S/ Clarence R. Urban	Director	March 27, 2009
Clarence R. Urban