Form 10-Q
period 2009-03-31
HORIZON BANCORPORATION INC
filed 2009-05-12
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒           Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Common Stock Outstanding as of May 1, 2009, Common stock, $0.01 Par value: 1,770,139 Shares

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents
Cash and due from banks	$4,835,907	$2,236,783
Federal funds sold	4,609,000	147,000
Total cash and cash equivalents	9,444,907	2,383,783
Securities:
Held to maturity, at amortized cost	14,105,786	13,086,900
Available-for-sale at fair value	18,130,226	17,965,410
Loans held for sale	6,000,000	2,000,000
Loans receivable, net	166,453,814	166,027,061
Property and equipment, net	2,120,115	2,029,877
Other real estate owned	2,649,490	2,815,386
Other assets	3,115,364	2,989,837

	$222,019,702	$209,298,254

Liabilities
Deposits
Noninterest-bearing	$9,510,921	$8,572,582
Interest-bearing	172,052,963	157,705,963
Total deposits	181,563,884	166,278,545
Federal Home Loan Bank borrowings	26,000,000	29,000,000
Notes Payable	1,030,764	805,764
Dividends Payable	—0—	199,090
Other liabilities	200,317	220,325
Total liabilities	208,794,965	196,503,724

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-	-
Treasury stock outstanding 39,733 shares at March 31, 2009 and December 31, 2008	(479,393)	(479,393)
Common stock, $.01 par value 25,000,000 shares authorized; 1,809,912
Issued and 1,770,139 outstanding at March 31, 2009 and 1,808,219 issued and 1,768,446 outstanding at December 31, 2008	18,099	18,082
Additional paid in capital	10,383,214	10,358,919
Retained earnings	4,259,856	4,116,602
Accumulated other comprehensive income (loss), net of tax	(957,039)	(1,219,680)
Total shareholders' equity	13,224,737	12,794,530

	$222,019,702	$209,298,254

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	For the three months ended March 31,
	2009	2008
Interest income
Interest and fees on loans	$2,711,003	$2,866,687
Interest on investment securities	416,742	453,352
Interest on federal funds	782	19,900
Total interest income	3,128,527	3,339,939
Interest expense
Interest on deposits	1,329,086	1,627,463
Interest on borrowings	277,559	264,790
Total interest expense	1,606,645	1,892,253
Net interest income	1,521,882	1,447,686
Provision for loan losses	220,000	95,000
Net interest income after provision for loan losses	1,301,882	1,352,686
Noninterest income
Gain/(loss) on sale of foreclosed assts	(1,631)	—0—
Gain /(loss) on sale of other assets	7,500	167,500
Service charges on deposit accounts	18,896	24,136
Miscellaneous, other	35,234	58,516
Total noninterest income	59,999	250,152
Noninterest expense
Salaries and benefits	629,398	598,613
Building & equipment expense	198,591	180,925
Professional fees	49,979	53,529
Data processing & software expense	94,637	93,794
Other noninterest expense	224,512	211,250
Total noninterest expense	1,197,117	1,138,111
Income before income taxes	164,764	464,727
Income tax expense	21,510	163,989
Net Income	$143,254	$300,738
Basic earnings per share	$0.08	$0.17
Diluted earnings per share	0.08	0.16

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Cash flows from operating activities
Net cash provided by operating activities	$(223,496)	$317,531
Cash flows from investing activities
Proceeds from sale of other assets	—0—	190,000
Proceed from sale of other real estate owned	164,265	—0—
Purchase of securities held to maturity	(1,019,875)	—0—
Purchase of securities available for sale	—0—	(2,165,307)
Proceeds from maturities and principal repayments
of securities available for sale	137,660	1,066,896
Purchase of Federal Home Loan Bank Stock	103,250	163,500
(Increase)/decrease in other real estate owned	165,896	(945,000)
Increase in loans held for sale	(4,000,000)	(1,233,867)
Loan originations, net	(646,753)	(2,426,660)
Property and equipment expenditures, net	(139,474)	(56,228)
Net cash provided (used) by investing activities	(5,235,031)	(5,406,666)
Cash flows from financing activities
Exercise of warrants and options	9,312	—0—
Increase in deposits	15,285,339	16,805,588
Increase/(decrease) in fed funds purchased	—0—	(5,028,000)
Increase/(decrease) in borrowings, net	(3,000,000)	(5,700,000)
Increase in note payable	225,000
Purchase of treasury stock	—0—	(247,000)
Net cash provided by financing activities	12,519,651	5,830,588
Net change in cash and cash equivalents	7,061,124	741,453
Cash and cash equivalents at beginning of period	2,383,783	3,009,201
Cash and cash equivalents at end of period	$9,444,907	$3,750,654

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the three-month periods ended March 31, 2009 and 2008

	Common Stock					Accumulated
			Treasury	Paid in	Retained	Other
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2007	1,788,446	$18,082	$(232,393)	$10,288,581	$3,727,722	$(648,467)	$13,153,525
Comprehensive Income:
Net income, three-month period ended March 31, 2008	—	—		—	300,738	—	300,738
Net unrealized gains on securities, three-month period ended March 31, 2008	—	—		—		(573,698)	(573,698)
Total comprehensive income/(loss),net of tax	—	—		—	—		(272,960)

Repurchase of common stock	(20,000)	-	(247,000)	-			(247,000)
Stock based Compensation				24,001			24,001
Balance, March 31, 2008	1,768,446	$18,082	$(479,393)	$10,312,582	$4,028,460	$(1,222,165)	$12,657,566
Balance, December 31, 2008	1,768,446	$18,082	$(479,393)	$10,358,919	$4,116,602	$(1,219,680)	$12,794,530
Comprehensive Income:
Net income, three-month period ended March 31, 2009	—	—		—	143,254	—	143,254
Net unrealized gains on securities, three-month period ended March 31, 2009	—	—		—		262,641	262,641
Total comprehensive income/(loss),net of tax	—	—		—	—		405,895

Exercise of warrants to purchase common stock	1,693	17	-	9,295			9,312
Stock based Compensation				15,000			15,000
Balance, March 31, 2009	1,770,139	$18,099	$(479,393)	$10,383,214	$4,259,856	$(957,039)	$13,224,737

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in Horizon Bancorporation's Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2009 and December 31, 2008, there were 1,809,912 and 1,808,219 shares issued. As of March 31, 2009 and December 31, 2008 there were 1,770,139 and 1,768,446 shares outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of March 31, 2009, and December 31, 2008, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2009	December 31, 2008
Real estate – commercial	$100,083,068	$95,871,496
Real estate – construction	4,202,876	4,378,504
Real estate – residential	35,112,957	34,662,690
Commercial	26,105,152	30,036,270
Consumer	2,602,062	2,580,924
Loans, gross	168,106,115	167,529,884
Deduct allowance for loan losses	(1,652,301)	(1,502,823)
Loans, net	$166,453,814	$166,027,061

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses for the three months ended March 31, are as follows:

	2009	2008

Balance at beginning of period	$1,502,823	$1,402,843
Provision for loan losses	220,000	95,000
Loans charged-off	(70,522)	(147,950)
Recoveries	—0—	—0—

Balance at end of period	$1,652,301	$1,349,893

NOTE 4 – SECURITIES HELD-TO-MATURITY

     Information pertaining to securities with gross unrealized losses at March 31, 2009, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$7,022,963	$(726,274)	$2,738,093	$(751,948)	$9,761,056	$(1,478,222)
Corporate Securities	—0—	(—0—)	97,600	(902,400)	97,600	(902,400)
Total	$7,022,963	$(726,274)	$2,835,693	$(1,654,348)	$9,858,656	$(2,380,622)

     At March 31, 2009 unrealized losses on held-to-maturity securities amounted to $2,380,622 representing 16.9% of the total held to maturity portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at March 31, 2009, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less than Twelve Months		Greater than Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$979,040	$(13,771)	$—0—	$—0—	$979,040	$(13,771)
Mortgage backed securities	—0—	—0—	730,859	(1,319,048)	730,859	(1,319,048)
Trust preferred securities & other corporate notes	—0—	—0—	3,222,606	(422,728)	3,222,606	(422,728)
Total	$979,040	$(13,771)	$3,953,465	$(1,741,776)	$4,932,505	$(1,755,547)

     At March 31, 2009, unrealized losses in the securities portfolio amounted to $1,755,574 representing 9.0 % of the total available for sale portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Basic earnings per share
Net income applicable to common stock	$143,254	$300,738
Weighted average shares outstanding	1,770,045	1,772,182
Basic earnings per share	$0.08	$0.17

Diluted earnings per share
Net income applicable to common stock	$143,254	$300,738

Weighted average shares outstanding	1,770,045	1,772,182
Dilutive effect of assumed exercise of stock options/warrants	31,432	86,423
Diluted average shares outstanding	1,801,477	1,858,605

Diluted earnings per share	$0.08	$0.16

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities are grouped for fair value in three level based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

The following table summarizes fair value measurements as of March 31, 2009: (in thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Input	Significant Unobservable Inputs
Descriptions	3/31/2009	(Level 1)	(Level 2)	(Level 3)
Held to maturity securities	$14,106		$14,106
Available-for-sale securities	$18,130	$979	$17,151
Impaired Loans	$3,127			$3,127
Total	$35,363	$979	$31,257	$3,127

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

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the Financial Accounting Standard Board (“FASB”) issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

1.
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  We will adopt FSP 107-1 and APB 28-1 for the quarter ending June 30, 2009.

2.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold.  Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security before recovery.  FSP FAS 115-2 and FSP 124-2 FSP will be effective for us for the quarter ending June 30, 2009.  We do not expect that the adoption of this FSP will have a significant impact on our financial condition or results of operations.

3.
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, reaffirms the objective of fair value measurement stated in FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  It also requires an entity to base its conclusion as to whether a transaction was not orderly on the weight of the evidence.  FSP FAS 157-4 will be effective for us for the quarter ending June 30, 2009.  We do not expect that the adoption of this FSP will have a significant impact on our financial condition or results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting form a change in the valuation technique or its applications should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections.  However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application.  Adoption of FSP FAS 157-3 did not have a significant Impact on our financial condition or results of operations.

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

Overview

The Company serves as the holding company for the Bank.  The Bank’s business activities involve attracting deposits from the general public and using these funds to originate consumer, commercial, and real estate loans, from its four offices, two in Bradenton, Florida, one in Brandon, Florida and one in Palmetto, Florida.

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

Results of Operations

Overall Net Income

The Company reported net income of $143,000 for the three months ended March 31, 2009 compared to $301,000 for the three months ended March 31, 2008.  Basic and diluted earnings per share were $0.08 for the three months end March 31, 2009 and $0.17 and $0.16 per share, respectively for the three months ended March 31, 2008.

Net Interest Income.

Net interest income was $1.522 million and $1.448 million for the three months ended March 31, 2009 and 2008, respectively.  Declining rates offset by increased volumes led to this $74,000 increase between these two periods.

The effect on interest income, interest expense and net interest income during the periods indicated from changes in average balances and rates from the corresponding prior period, is shown below.  The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance in the later period.  Changes resulting from average balance/rate variances are included in changes resulting from rate.  The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate:

	Three months ended March 31, 2009
	Compared with
	Three months ended March 31, 2008

	(in thousands)

	Increase (decrease) due to:

	Volume	Rate	Total
Interest earned on:

Taxable/Nontaxable securities	-0-	(36)	(36)
Federal funds sold	(1)	(18)	(19)
Net loans	337	(493)	(156)

Total Interest Income	336	(547)	(211)

Interest paid on:

NOW deposits and money market deposits	3	(59)	(56)
Savings deposits	(5)	(54)	(59)
Time deposits	356	(538)	(182)
Other borrowings	24	(12)	12

Total Interest Expense	378	(663)	(285)

Change in net interest income	$(42)	$116	$74

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank and helps to further explain the slight increase in net interest income.

	Three months ended March 31,
	2009			2008
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$2,228	$1	0.18%	$2,365	$20	3.38%
Securities	33,083	417	5.04	33,081	453	5.48
Loans receivable	170,968	2,711	6.34	156,680	2,867	7.32
Total interest-earning assets	$206,279	3,129	6.07	$192,126	3,340	6.95

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$24,461	80	1.31	$24,015	136	2.27
Savings deposits	13,490	61	1.81	14,160	120	3.39
Time deposits	130,849	1,189	3.63	111,629	1,371	4.91
Other borrowings	27,752	277	3.99	25,265	265	4.20
Total interest-bearing liabilities	$196,552	1,607	3.27	$175,069	1,892	4.32
Interest rate spread			2.80%			2.63%
Net interest income and net interest Margin		$1,522	2.95%		$1,488	3.01%

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

Noninterest Income.

Noninterest income for the three months ended March 31, 2009 was $60,000 compared to $250,000 for the same period in 2008, a decrease of $190,000, or 76%.  In the fall of 2005 the Bank purchased an interest rate swap to protect it from falling interest rates for a period of three years. The Bank amortized the $90,000 cost of this contract over its three year life.  In the first quarter of 2008 the seller of this contract offered to buy it back for $190,000.  This offer was accepted by the Bank and it realized a $168,000 gain on the sale of this asset that was recorded in 2008 as noninterest income.  No such gain was realized in 2009.  The remainder of this decrease relates primarily to a $21,000 decrease in commissions realized by the Bank as a result of a decrease in brokerage activities by the Investment Centers of America financial planner affiliated with the Bank.

Noninterest Expense.

Total noninterest expense for the three months ended March 31, 2009, was $1,197,000, compared to $1,138,000 for the same period in 2008, an increase of approximately $59,000, or 5.2%. The increase was primarily due to a $30,000 increase in employee compensation and benefits expense which was primarily attributable to the addition of staff for the new Brandon branch (which opened at the end of the quarter), and an $18,000 increase in building and equipment expense which was also attributable to the Brandon branch.  The remainder of this increase was due to increases in insurance expense of $9,000; supplies expense of $7,000; other real estate expense of $4,000 and increased costs associated with Investment Centers of America of $3,000.  These increases were offset by an approximate decrease of $12,000 in promotion related expenses.

Balance Sheet Analysis

The following is a discussion of the consolidated balance sheet of the Company.

Total Assets

As of March 31, 2009, total assets of the Company were $222,019,702 compared to $209,298,254 at December 31, 2008, an increase of $12.7million.  The increase is primarily due to increased deposits of $15.3million offset by decreased other borrowings of $2.6million.  This net increase was used to fund loan growth of $4.4million and purchase an additional $1million of securities to be held to maturity.

Investment Securities

 As of March 31, 2009 the available-for-sale and held-to-maturity securities comprised approximately 14.6% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.  In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds.  The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the periods ended March 31, 2009 and December 31, 2008, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

	March 31, 2009	December 31, 2008

Available-for-Sale:

U.S. agency bonds	$979	$1,014
Collateralized mortgage obligations	5,030	4,708
Mortgage-backed securities	2,206	2,668
Trust preferred & other corporate securities	7,910	7,467
Equity securities	2,005	2,108
Total Available-for-Sale Securities	$18,130	$17,965

Held-to-Maturity Securities:

Corporate Securities	$98	$550
General obligation bonds of municipalities	7,101	6,450
Revenue bonds of municipalities	4,532	4,451

Total Held-to-Maturity Securities	$11,731	$11,451

Total Portfolio	$29,861	$29,416

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

The following table presents various categories of loans contained in the Bank's loan portfolio as of March 31, 2009 and December 31, 2008 and the total amount of all loans for such periods (in thousands):

Type of Loan	March 31, 2009	December 31, 2008
Commercial real estate	$94,083	$95,871
Residential real estate	35,113	34,663
Construction loans	4,203	4,379
Commercial loans	32,105	30,036
Consumer loans	2,602	2,581
Subtotal	168,106	167,530
Allowance for loan losses	(1,652)	(1,503)
Total (net of allowance)	$166,454	$166,027

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

The following table presents information regarding non-accrual, past due and restructured loans as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008

Loans accounted for on a non-accrual basis:

Number:	Forty	Twenty-four
Amount:	$9,208	$7,289

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

Number:	Seven	Two
Amount:	$2,294	$84

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

Number:	One	One
Amount:	$479	$479

Loans for which there are serious doubts as to the borrower's ability to comply with existing terms:

Number:	Sixteen	Ten
Amount:	$6,166	$5,308

At March 31, 2009, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

A summary of balances in the allowance for loan losses, nonperforming assets and key ratios follows (dollars in thousands):

	For the Three		For the Twelve
	Months Ended		Months Ended
	March 31,		December, 31
	2009	2008	2008

End of period loans (net of deferred fees)	$168,106	$157,196	$167,530
End of period allowance for loan losses	$1,652	$1,350	$1,503
%age of allowance for loan losses to total loans	0.98%	0.86%	.90%
Average loans for the period	$170,968	$156,680	$162,671
Net charge-offs as a percentage of average loans for the period	.04%	.09%	.21%
Nonperforming assets
Nonaccrual loans	$9,208	$1,282	$7,289
Loans past due 90 days or more and still accruing	$2,294	$12	$84
Other real estate	$2,649	$2,064	$2,815
	$14,151	$3,358	$10,188
Nonperforming assets to period end loans	8.42%	2.12%	6.08%
Nonperforming assets to period end total assets	6.43%	1.68%	4.87%

Liquidity and Capital Resources

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2009 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $9.4million, representing 4.3% of total assets. Investment securities, which amounted to $32.2 million or 14.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.
The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

	Bank's	Minimum Regulatory
	March 31, 2009	Requirement
Leverage Ratio	6.9%	4.0%
Total Risk Weighted ratio	10.2%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 6.9% and risk weighted ratio of 10.2% are above the required minimum.
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

As of March 31, 2009, the Bank had outstanding loan commitments of approximately $6.5 million and outstanding letters of credit of approximately $133 thousand.  Various assets collateralize the majority of these commitments.  The Bank does not anticipate that it will suffer any material losses as a result of these transactions.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-K for the year ended December 31, 2008.

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
Date: May 12, 2009