Form 10-Q
period 2009-06-30
HORIZON BANCORPORATION INC
filed 2009-08-14
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common Stock Outstanding as of August 1, 2009, Common stock, $0.01 Par value: 1,770,139 Shares

8

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents
Cash and due from banks	$6,163,908	$2,236,783
Federal funds sold	—0—	147,000
Total cash and cash equivalents	6,163,908	2,383,783
Securities:
Held to maturity, at amortized cost	14,104,712	13,086,900
Available-for-sale at fair value	16,108,289	17,965,410
Loans held for sale	—0—	2,000,000
Loans receivable, net	160,690,282	166,027,061
Property and equipment, net	2,288,004	2,029,877
Other real estate owned	2,121,333	2,815,386
Other assets	5,016,292	2,989,837

	$206,492,820	$209,298,254

Liabilities
Deposits
Noninterest-bearing	$9,266,642	$8,572,582
Interest-bearing	163,217,649	157,705,963
Total deposits	172,484,291	166,278,545
Federal Home Loan Bank borrowings	26,000,000	29,000,000
Notes Payable	1,030,764	805,764
Dividends Payable	—0—	199,090
Other liabilities	205,291	220,325
Total liabilities	199,720,346	196,503,724

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-	-
Treasury stock outstanding 39,733 shares at June 30, 2009 and December 31, 2008	(479,393)	(479,393)
Common stock, $.01 par value 25,000,000 shares authorized; 1,809,912 Issued and 1,770,139 outstanding at June 30, 2009 and 1,808,219 issued and 1,768,446 outstanding at December 31, 2008	18,099	18,082
Additional paid in capital	10,398,214	10,358,919
Retained earnings/(losses)	(2,644,969)	4,116,602
Accumulated other comprehensive income (loss), net of tax	(519,477)	(1,219,680)
Total shareholders' equity	6,772,474	12,794,530

	$206,492,820	$209,298,254

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009	2008
Interest income
Interest and fees on loans		$2 ,657,392	$2 ,753,872	$5,368,395	$5,620,559
Interest on investment securities		395,633	481,315	812,375	934,667
Interest on federal funds		923	6,496	1,705	26,396
Total interest income		3,053,948	3,241,683	6,182,475	6,581,622
Interest expense
Interest on deposits		1,226,605	1,500,561	2,555,691	3,128,024
Interest on borrowings		279,255	262,720	556,814	527,510
Total interest expense		1,505,860	1,763,281	3,112,505	3,655,534
Net interest income		1,548,088	1,478,402	3,069,970	2,926,088
Provision for loan losses		8,571,842	120,000	8,791,842	215,000
Net interest income/(loss) after provision for loan losses		(7,023,754)	1,358,402	(5,721,872)	2,711,088
Noninterest income
Gain on sales of loans		123,777	—0—	123,777	—0—
Gain on sale of servicing		200,392	112,420	200,392	112,420
Gain on sale of repossessed assets		3,630	—0—	1,999	—0—
Gain on sale of other assets, net		—0—	—0—	7,500	167,500
Recognized impairment of bank owned real estate		(365,188)	—0—	(365,188)	—0—
Recognized loss on securities available for sale		(1,014,848)	—0—	(1,014,848)	—0—
Service charges on deposit accounts		19,294	21,854	38,190	45,990
Miscellaneous , other		129,067	39,795	164,301	98,311
Total noninterest income/(loss)		(903,876)	174,069	(843,877)	424,221
Noninterest expense
Salaries and benefits		575,276	588,433	1,204,674	1,187,046
Building and equipment expense		253,084	181,216	451,675	362,141
Professional fees		78,381	77,916	128,360	131,445
Data processing and software expense		101,309	88,439	195,946	182,233
Other noninterest expense		321,982	225,999	546,493	437,249
Total noninterest expense		1,330,032	1,162,003	2,527,148	2,300,114
Income/(Loss) before income tax		(9,257,662)	370,468	(9,092,897)	835,195
Income tax expense/(benefit)		(2,352,836)	132,570	(2,331,326)	296,559
Net Income/(Loss)	$	(6,904,826)	$237,898	$(6,761,571)	$538,636
Basic earnings/(loss) per share		$(3.90)	$0.13	$(3.82)	$0.30
Diluted earnings/(loss) per share		$(3.86)	$0.13	$(3.77)	$0.29

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Cash flows from operating activities
Net cash provided by operating activities	$674,746	$317,531
Cash flows from investing activities
Proceeds from sale of other assets	162,969	190,000
Proceed from sale of loans	6,324,169	—0—
Purchase of securities held to maturity	(1,019,875)	—0—
Purchase of securities available for sale	—0—	(2,165,307)
Proceeds from maturities and principal repayments of securities available for sale	1,709,521	1,066,896
Purchase of Federal Home Loan Bank Stock	125,750	163,500
(Increase)/decrease in other real estate owned	165,896	(945,000)
Increase in loans held for sale	(4,000,000)	(1,233,867)
Loan originations, net	(3,455,064)	(2,426,660)
Property and equipment expenditures, net	(348,045)	(56,228)
Net cash provided (used) by investing activities	(334,679)	(5,406,666)
Cash flows from financing activities
Exercise of warrants and options	9,312	—0—
Increase in deposits	6,205,746	16,805,588
Increase/(decrease) in fed funds purchased	—0—	(5,028,000)
Increase/(decrease) in borrowings, net	(3,000,000)	(5,700,000)
Increase in note payable	225,000	—0—
Purchase of treasury stock	—0—	(247,000)
Net cash provided by financing activities	3,440,058	5,830,588
Net change in cash and cash equivalents	3,780,125	741,453
Cash and cash equivalents at beginning of period	2,383,783	3,009,201
Cash and cash equivalents at end of period	$6,163,908	$3,750,654

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2009 and 2008

						Accumulated
	Common Stock		Treasury	Paid in	Retained	Other
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2007	1,788,446	$18,082	$(232,393)	$10,288,581	$3,727,722	$(648,467)	$13,153,525
Comprehensive Income:
Net income, six-month period ended June 30, 2008	—	—		—	538,636	—	538,636
Net unrealized gains on securities, six-month period ended June 30, 2008	—	—		—		(1,076,886)	(1,076,886)
Total comprehensive income/(loss),net of tax	—	—		—	—		(538,250)

Repurchase of common stock	(20,000)	-	(247,000)	-			(247,000)
Stock based Compensation				48,001			48,001
Balance, June 30, 2008	1,768,446	$18,082	$(479,393)	$10,336,582	$4,266,358	$(1,725,353)	$12,414,276
Balance, December 31, 2008	1,768,446	$18,082	$(479,393)	$10,358,919	$4,116,602	$(1,219,680)	$12,794,530
Comprehensive Income:
Net income/(loss), six-month period ended June 30, 2009	—	—		—	(6,761,571)	—	(6,761,571)
Net unrealized gains on securities, six-month period ended June 30, 2009	—	—		—		700,203	700,203
Total comprehensive income/(loss),net of tax	—	—		—	—		(6,061,368)

Exercise of warrants to purchase common stock	1,693	17	-	9,295			9,312
Stock based Compensation				30,000			30,000
Balance, June 30, 2009	1,770,139	$18,099	$(479,393)	$10,398,214	$(2,644,969)	$(519,477)	$6,772,474

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended June 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in Horizon Bancorporation's Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

NOTE 2 – SUMMARY OF ORGANIZATION

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"), is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank commenced operations. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank's depositors are each insured up to $250,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.  The Bank is a member bank of and is primarily regulated by the Federal Reserve Bank of Atlanta (the “Federal Reserve”).

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2009 and December 31, 2008, there were 1,809,912 and 1,808,219 shares issued. As of June 30, 2009 and December 31, 2008 there were 1,770,139 and 1,768,446 shares outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. As of June 30, 2009, and December 31, 2008, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2009	December 31, 2008
Real estate – commercial	$97,810,672	$95,871,496
Real estate – construction	1,500,663	4,378,504
Real estate – residential	35,797,332	34,662,690
Commercial	28,237,813	30,036,270
Consumer	2,451,267	2,580,924
Loans, gross	165,797,747	167,529,884
Deduct allowance for loan losses	(5,107,465)	(1,502,823)
Loans, net	$160,690,282	$166,027,061

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS RECEIVABLE (Continued)
Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2009	2008

Balance at beginning of period	$1,652,301	$1,349,893
Provision for loan losses	8,571,842	120,000
Loans charged-off	(5,116,678)	(12,945)
Recoveries	—0—	11,331

Balance at end of period	$5,107,465	$1,468,279

Activity in the allowance for loan losses for the six months ended June 30, are as follows

	2009	2008

Balance at beginning of period	$1,502,823	$1,402,843
Provision for loan losses	8,791,842	215,000
Loans charged-off	(5,187,200)	(160,895)
Recoveries	—0—	11,331

Balance at end of period	$5,107,465	$1,468,279

The significant increases in both the Provision for loan losses and Loans charged-off reflect the preliminary findings of a periodic examination of the Bank conducted by the Federal Reserve in July of 2009.  Pending further review and discussions with the Federal Reserve and the issuance of a final examination report, a very significant portion, but not all, of these preliminary findings were included in the Company’s results of operations for the three-month and six-month periods ended June 30, 2009.  The findings mandated by the final examination report will be reported in the third quarter of 2009.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 4 – SECURITIES HELD-TO-MATURITY

 Information pertaining to securities with gross unrealized losses at June 30, 2009, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$4,553,491	$(108,470)	$6,826,686	$(1,268,843)	$11,380,177	$(1,377,313)
Corporate Securities	—0—	(—0—)	690,000	(310,000)	690,000	(310,000)
Total	$4,553,491	$(108,470)	$7,516,686	$(1,578,843)	$12,070,177	$(1,687,313)

 At June 30, 2009 unrealized losses on held-to-maturity securities amounted to $1,687,313 representing 12.0% of the total held to maturity portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at June 30, 2009, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:
	Less than Twelve Months		Greater than Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$982,380	$(10,464)	$—0—	$—0—	$982,380	$(10,464)
Mortgage backed securities	—0—	—0—	746,528	(748,981)	746,528	(748,981)
Collateralized mortgage securities	535,594	(8,349)	—0—	—0—	535,594	(8,349)
Trust preferred securities & other corporate notes	—0—	—0—	1,342,600	(302,682)	1,342,600	(302,682)
Total	$1,517,974	$(18,813)	$2,089,128	$(1,051,663)	$3,607,102	$(1,070,476)

     At June 30, 2009, unrealized losses in the securities portfolio amounted to $1,070,476 representing 6.6 % of the total available for sale portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Basic earnings/(loss) per share
Net income/(loss) applicable to common stock	$(6,904,826)	$237,898
Weighted average shares outstanding	1,770,139	1,768,446
Basic earnings/(loss) per share	$(3.90)	$0.13

Diluted earnings/(loss) per share
Net income/(loss) applicable to common stock	$(6,904,826)	$237,898

Weighted average shares outstanding	1,770,139	1,768,446
Dilutive effect of assumed exercise of stock options/warrants	18,200	80,610
Diluted average shares outstanding	1,788,339	1,849,056

Diluted earnings/(loss) per share	$(3.86)	$0.13

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Basic earnings/(loss) per share
Net income/(loss) applicable to common stock	$(6,761,571)	$538,636
Weighted average shares outstanding	1,770,092	1,770,314
Basic earnings/(loss) per share	$(3.82)	$0.30

Diluted earnings per share
Net income/(loss) applicable to common stock	$(6,761,571)	$538,636

Weighted average shares outstanding	1,770,092	1,770,314
Dilutive effect of assumed exercise of stock options/warrants	24,961	83,571
Diluted average shares outstanding	1,795,053	1,853,885

Diluted earnings/(loss) per share	$(3.77)	$0.29

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities are grouped for fair value in six level based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes fair value measurements as of June 30, 2009: (in thousands)

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Input	Significant Unobservable Inputs
Descriptions	6/30/2009	(Level 1)	(Level 2)	(Level 3)
Held to maturity securities	$14,105		$14,105
Available-for-sale securities	$16,108	$984	$15,124
Impaired Loans	$5,420			$5,420
Total	$35,633	$984	$29,229	$5,420

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

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the Financial Accounting Standard Board (“FASB”) issued six FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

1.
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  We adopted FSP 107-1 and APB 28-1 for the quarter ending June 30, 2009.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

2.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold.  Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security before recovery.  FSP FAS 115-2 and FSP 124-2 FSP will be effective for us for the quarter ending June 30, 2009.  Adoption of this FSP did not have a significant impact on our financial condition or results of operations.

3.
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, reaffirms the objective of fair value measurement stated in FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  It also requires an entity to base its conclusion as to whether a transaction was not orderly on the weight of the evidence.  FSP FAS 157-4 will be effective for us for the quarter ending June 30, 2009.  Adoption of this FSP did not have a significant impact on our financial condition or results of operations.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Operations Forward Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates by reference statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “continue,” “could,” “would,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and other similar words and expressions of future intent.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Quarterly Report on Form 10-Q include, but are not limited to:

•
the effects of the current global economic crisis, including, without limitation, the dramatic deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a further deterioration in credit quality, thereby requiring continued increases in our provision for loan losses, or a reduced demand for credit, which will continue to negatively impact our earnings;

•
the imposition of enforcement orders, capital directives or other enforcement actions by the Federal Reserve, including restrictions and limitations that might be placed on the Bank pursuant to the Proposed Written Agreement (as defined below);

•
possible changes in trade, monetary and fiscal policies, as well as legislative and regulatory changes, including changes in accounting standards and banking, securities and tax laws and regulations and governmental intervention in the U.S. financial system, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•	increases in our nonperforming assets, or our inability to recover or absorb losses created by such nonperforming assets;

•	our ability to effectively manage liquidity risk, interest rate risk and other market risk, credit risk and operational risk

•
our ability to manage negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other financial institutions with which we have commercial relationships;

•	the continuation of the recent unprecedented volatility in the credit markets and overall economy;

•
possible changes in the quality or composition of our loans or investment portfolios, including further adverse developments in the real estate markets, the borrowers’ industries or in the repayment ability of individual borrowers or issuers;

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

•	our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business;

•
the failure of our assumptions underlying the establishment of allowances for loan losses and other estimates, or dramatic changes in those underlying assumptions or judgments in future periods, that, in either case, render the allowance for loan losses inadequate or require that further provisions for loan losses be made;

•	unexpected outcomes of existing or new litigation;

•	the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty;

•	management’s ability to develop and execute plans to effectively respond to the Orders and any unexpected events in the future; and

•	other factors and information contained in this Quarterly Report on Form 10-Q and other reports that we file with the Securities and Exchange Commission (SEC) under the Exchange Act.

The cautionary statements in this Quarterly Report on Form 10-Q also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

Readers should carefully review all disclosures we file from time to time with the SEC.

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

As described in Note 3 to the financial statements, the Company included in such statements a very significant portion, but not all, of the adjustments resulting from the preliminary findings communicated to the Bank by the Federal Reserve immediately after the conclusion of a periodic examination of the Bank conducted by the Federal Reserve in July 2009 (the “Federal Reserve’s Preliminary Findings”).  As of the date of this Report, the Federal Reserve’s Preliminary Findings are the subject of further review by the Federal Reserve in response to additional information being supplied to the Federal Reserve by the Company. The adjustments mandated by the final examination report will be reflected in the Company’s financial statements for the three months and nine months ending September 30, 2009.

During such discussions, members of the supervisory staff of the Federal Reserve did state that, regardless of the adjustments mandated by the final report, the Bank is likely to be required to enter into a Written Agreement with the Federal Reserve (the “Proposed Written Agreement”).  The details of the Proposed Written Agreement are not known as the date of the filing of this Report.  Typically, however, such agreements require a member bank to:

•	Submit a written plan to strengthen risk management practices and assist the bank in meeting the requirements of any supervisory action imposed on it by the Federal Reserve.
•	Refrain from paying dividends or receiving dividends from the bank without the prior written approval of the Federal Reserve.

•	Refrain from making payments of interest or principal on subordinated debt or trust preferred securities without the prior written approval of the Federal Reserve.
•	Refrain from incurring, increasing or guaranteeing any debt without the prior written approval of the Federal Reserve.
•	Submit a written plan to maintain sufficient capital at the bank.
•	Refrain from increasing or imposing any new fees on the bank without prior written approval of the Federal Reserve.
•	Furnish quarterly progress reports to the Federal Reserve.

There is no assurance that the adjustments mandated by the final report and the restrictions and reporting obligations under the Proposed Written Agreement will not have a further material adverse effect on the Company’s liquidity, capital resources and financial condition.

Results of Operations

Overall Net Income

The Company reported a net loss $6,905,000 for the quarter ended June 30, 2009, compared to net income of $238,000 for the quarter ended June 30, 2008.  Basic and diluted loss per share were $3.90 and $3.86, respectively for the three months ended June 30, 2009. Basic and diluted earnings per share for the three months ended June 30, 2008 were $.13 and $.13, respectively.

For the six months ended June 30, 2009, the Company reported a net loss of $6,762,000, compared to net income of $539,000 for the same period in 2008.  Basic and diluted loss per share were $3.82 and $3.77, respectively, for the six months ended June 30, 2009, compared to earnings of $0.30 and $0.29, respectively, for the six months ended June 30, 2008.

Net Interest Income.

Net interest income was $1.55 million and $1.48 million for the three months ended June 30, 2009 and 2008, respectively.  Decreasing rates offset by increased volumes led to this increase of $69,000 between these two periods.  For the six months ended June 30, 2009 and 2008 net interest income rounded was $3.07 million and $2.93 million, respectively.  Decreasing rates offset by increased volumes led to this increase of $143,000 between these two periods.

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

	Three months ended June 30, 2009 Compared with Three months ended June 30, 2008			Six months ended June 30, 2009 Compared with Six months ended June 30, 2008
	(in thousands)			(in thousands)
	Increase (decrease) due to:			Increase (decrease) due to:
Interest earned on:	Volume	Rate	Total	Volume	Rate	Total
Taxable/Nontaxable securities	(44)	(42)	(86)	(17)	(106)	(123)
Federal funds sold	5	(10)	(5)	3	(27)	(24)
Net loans	179	(276)	(97)	491	(743)	(252)
Total Interest Income	140	(328)	(188)	477	(876)	(399)

Interest paid on:
NOW and money market deposits	8	(38)	(30)	11	(97)	(86)
Savings deposits	(11)	(43)	(54)	(16)	(97)	(113)
Time deposits	255	(444)	(189)	601	(973)	(372)
Other borrowings	16	0	16	32	(3)	29
Total interest Expense	268	(525)	(257)	628	(1,170)	(542)
Change in net interest income	$(128)	$197	$69	$(151)	$294	$143

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank and helps to further explain the slight increase in net interest income.

	Three months ended June 30,
	2009			2008
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,477	$1	0.27%	$1,019	$6	2.36%
Securities	31,258	396	5.07	34,599	482	5.57
Loans receivable	167,634	2,657	6.34	158,731	2,754	6.94
Total interest-earning assets	$200,369	3,054	6.10	$194,349	3,242	6.67

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$25,034	81	1.29	23,448	111	1.89
Savings deposits	14,690	64	1.74	16,277	118	2.90
Time deposits	129,311	1,082	3.35	112,591	1,271	4.52
Other borrowings	26,000	279	4.29	24,523	263	4.29
Total interest-bearing liabilities	$195,035	1,506	3.09	$176,839	1,763	3.99
Interest rate spread			3.01%			2.68%
Net interest income and net interest Margin		$1,548	3.09%		$1,479	3.04%

	Six months ended June 30,
	2008			2008
	Average Volume	Interest	Yield/Cost	Average Volume		Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,850	$2	0.22%	$	$ 1,692	$26	3.07%
Securities	31,371	812	5.18		31,955	935	5.85
Loans receivable	169,066	5,368	6.35		157,705	5,620	7.13
Total interest-earning assets	$202,287	6,182	6.11		$191,352	6,581	6.88

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$24,749	161	1.30		23,732	247	2.08
Savings deposits	14,093	125	1.77		15,219	238	3.13
Time deposits	130,076	2,270	3.49		112,110	2,642	4.71
Other borrowings	26,413	557	4.22		24,894	528	4.24
Total interest-bearing liabilities	$195,331	3,113	3.19		$175,955	3,655	4.15
Interest rate spread			2.92%				2.73%
Net interest income and net interest Margin		$3,069	3.03%			$2,926	3.06%

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

Noninterest Income.

A noninterest loss of $904,000 was recorded for the three months ended June 30, 2009.  This loss compares to $174,000 of income for the same period in 2008, a decrease of $1,078,000.  During the three months ended June 30, 2009 the Bank realized security losses of $1,015,000 and impairment of other real estate owned of $365,000.  These losses were offset by a gain on sale of loans of $124,000 and a gain on sale of servicing of loans of $200,000.  With the FDIC's closing of Silverton Bank (the Bank's correspondent bank), the Company realized a loss of $425,000 for a Silverton holding company trust preferred security it owned.  The Bank also had to write off $87,000 in Silverton's common stock it held.  In addition, the Bank realized a loss of $503,000 of a private issue mortgage backed security it owns.  During the three months ended June 30, 2008, the Bank realized a gain on the sale of servicing of $112,000 and no losses in noninterest income were experienced.

Noninterest losses for the six months ended June 30, 2009 were $844,000.  This loss compares to $424,000 of income for the same period in 2008, a decrease of $1,268,000.  The items detailed above account for the majority of this period to period change although in 2008 the bank realized gains on the sale of an interest rate contract of $168,000 and gains on the sale of servicing of $112,000.

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

Noninterest Expense.

Total noninterest expense for the three months ended June 30, 2009, was $1,330,000, compared to $1,162,000 for the same period in 2008, an increase of approximately $168,000.  The majority of this increase was attributable to a $118,000 increase in FDIC insurance (coupled with a special assessment by the FDIC). Another $72,000 increase in building & equipment expense and a $13,000 increase in data processing and software expense were related to the opening of the Brandon branch in 2009.  These increases were offset by a $31,000 decrease in OREO expense for the period and decreased correspondent bank charges.

Total noninterest expense for the six months ended June 30, 2009, was $2,527,000, compared to $2,300,000 for the same period in 2008, an increase of approximately $227,000.  As described above, the majority of this increase $137,000 was attributable to the increased FDIC insurance assessments.  Building & equipment expense increased $90,000 due to the Brandon branch opening.

Balance Sheet Analysis

The following is a discussion of the consolidated balance sheet of the Company.

Total Assets

As of June 30, 2009, total assets of the Company were $206,492,820 compared to $209,298,254 at December 31, 2008, a decrease of $2.8 million.  The decrease is primarily attributable to the $3.8 million increase in the Allowance for Loan Losses, indentified in the Fed's Preliminary Findings.   During this six month period deposits increased $6.2 million while other borrowings decreased $2.8 million, this net increase of $3.4 million was used to fund the purchase of $1.0 million of securities and increase the bank's cash position at the Federal Reserve.

Investment Securities

 As of June 30, 2009 the available-for-sale and held-to-maturity securities comprised approximately 14.6% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.  In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds.  The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the periods ended June 30, 2009 and December 31, 2008, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

	June 30, 2009	December 31, 2008
Available-for-Sale:
U.S. agency bonds	$984	$1,014
Collateralized mortgage obligations	4,222	4,708
Mortgage-backed securities	2,399	2,668
Trust preferred & other corporate securities	6,608	7,467
Equity securities	1,895	2,108
Total Available-for-Sale Securities	$16,108	$17,965

Held-to-Maturity Securities:

Corporate Securities	$690	$550
General obligation bonds of municipalities	7,452	6,450
Revenue bonds of municipalities	4,276	4,451
	$12,418	$11,451
Total Held-to-Maturity Securities
Total Portfolio	$28,526	$29,416

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

The following table presents various categories of loans contained in the Bank's loan portfolio as of June 30, 2009 and December 31, 2008 and the total amount of all loans for such periods (in thousands):

Type of Loan	June 30, 2009	December 31, 2008
Commercial real estate	$97,811	$95,871
Residential real estate	35,797	34,663
Construction loans	1,500	4,379
Commercial loans	28,238	30,036
Consumer loans	2,451	2,581
Subtotal	165,797	167,530
Allowance for loan losses	(5,107)	(1,503)
Total (net of allowance)	$160,690	$166,027

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

Asset Classification.

Commercial banks are required to review and, when appropriate, classify their assets on a regular basis.  The State of Florida and the Federal Reserve have the authority to identify problem assets and, if appropriate, require them to be classified.  There are six classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the insured institution must establish a specific reserve for the full amount of the portion of the asset classified as loss.  All or a portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, must be classified as special mention and monitored.

The following table presents information regarding non-accrual, past due and restructured loans as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008

Loans accounted for on a non-accrual basis:

Number:	Sixty-two	Twenty-four
Amount:	$15,407	$7,289

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

Number:	Four	Two
Amount:	$394	$84

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

Number:	One	One
Amount:	$479	$479

Loans for which there are serious doubts as to the borrower's ability to comply with existing terms:

Number:	Thirty-seven	Ten
Amount:	$27,206	$5,308

At June 30, 2009, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

A summary of balances in the allowance for loan losses, nonperforming assets and key ratios follows (dollars in thousands):

	For the Six		For the Twelve
	Months Ended		Months Ended
	June 30,		December, 31
	2009	2008	2008

End of period loans (net of deferred fees)	$165,798	$159,154	$167,530
End of period allowance for loan losses	$5,107	$1,469	$1,503
%age of allowance for loan losses to total loans	3.08%	0.92%	.90%
Average loans for the period	$173,166	$157,705	$162,671
Net charge-offs as a percentage of average loans for the period	3.00%	.10%	.21%
Nonperforming assets
Nonaccrual loans	$15,470	$2,142	$7,289
Loans past due 90 days or more and still accruing	$394	$529	$84
Other real estate	$2,121	$2,070	$2,815
	$17,879	$4,741	$10,188
Nonperforming assets to period end loans	10.85%	2.98%	6.08%
Nonperforming assets to period end total assets	8.71%	2.33%	4.87%

Liquidity and Capital Resources

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2009 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $6.2 million, representing 3% of total assets. Investment securities, which amounted to $30.2 million or 14.6% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand.

Including the adjustments identified in the Fed’s Preliminary Findings, the Bank’s capital ratios as of June 30, 2009, compared to the minimum regulatory requirements were as follows:

	Bank's	Minimum Regulatory
	June 30, 2009	Requirement
Leverage Ratio	4.0%	4.0%
Total Risk Weighted ratio	6.7%	8.0%
Tier 1 Risk Weighted ratio	5.4%	4.0%

In light of the fact that for banks not rated a CAMELS 1, the regulators expect the minimum leverage rate to be between 5.0% to 6.0%, and given that the Bank's total weighted risk weighted ratio of 6.7% is below the required minimum, the Bank is considered to be undercapitalized.

Based on the Federal Reserve’s Preliminary Findings, by letter dated August 5, 2009, the Federal Reserve did deem the Bank to be in “troubled condition” and requested that the Bank submit, on or before August 25, 2009, a capital restoration plan that is acceptable.  The plan must specify the steps that the Bank will take to become adequately capitalized and be based on realistic assumptions.  The Company is currently in the process of preparing such plan for timely submission to the Federal Reserve.  Preliminarily, the Company is contemplating conducting, in the next 60-90 days, a $4.0 million to$5.0 million private placement or other offering of equity securities.

There is no assurance that this capital restoration plan would be accepted by the Federal Reserve and, if accepted, that the Company would be successful in implementing the private placement or other offering.  If the plan is accepted and the Company is successful in implementing such plan, the private placement or other offering is likely to have a dilutive effect on the existing shareholders.  Moreover, even if the capital restoration plan is accepted when submitted to the Federal Reserve, the adjustments mandated by the final examination report and the provisions of the Proposed Written Agreement might cause the Federal Reserve to require that the Company modify such capital restoration plan.  If the ultimate applicable capital restoration plan is not accepted by the Federal Reserve, or if the Company is not successful in implementing an acceptable plan, the Federal Reserve will have the statutory authority to impose on the Bank other corrective actions, including forcing a sale of the Bank or dismissing directors or senior executive officers.

Other than as stated above, the Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way.

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

As of June 30, 2009, the Bank had outstanding loan commitments of approximately $6.2 million and outstanding letters of credit of approximately $133 thousand.  Various assets collateralize the majority of these commitments.  The Bank does not anticipate that it will suffer any material losses as a result of these transactions.

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

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its 2009 Annual Meeting of Shareholders on May 14, 2009.  The following directors were elected at the annual meeting to serve a three year term:

	For	Withheld/Abstentions
Michael S. Glasgow	1,471,280	3,733
Barclay Kirkland, DDS	1,471,190	3,823
Bruce E. Shackelford	1,471,280	3,733

The following directors did not stand for reelection at the 2009 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: Charles S. Conoley, C. Donald Miller, David K. Scherer, Elizabeth Thomason DMD, Mary Ann Turner and Clarence R. Urban.

A vote was taken to ratify the appointment of Francis & Co., CPA's as independent auditors for the fiscal year ending December 31, 2009.  The appointment was approved by the following votes:  1,470,689 for and 4,323 against/abstentions.

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

Date: August 14, 2009