Form 10-Q
period 2009-09-30
HORIZON BANCORPORATION INC
filed 2009-11-16
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒           Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

Commission file number 333-71773

Horizon Bancorporation, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0840545
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

Common Stock $0.01 Par Value as of November 6, 2009: Issued 1,808,219 Shares; Outstanding: 1,768,446 Shares

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents
Cash and due from banks	$8,289,847	$2,236,783
Federal funds sold	—0—	147,000
Total cash and cash equivalents	8,289,847	2,383,783
Securities:
Held to maturity, at amortized cost	14,103,714	13,086,900
Available-for-sale at fair value	15,830,139	17,965,410
Loans held for sale	—0—	2,000,000
Loans receivable, net	159,627,647	166,027,061
Property and equipment, net	2,250,287	2,029,877
Other real estate owned	2,414,108	2,815,386
Other assets	5,347,350	2,989,837

	$207,863,092	$209,298,254

Liabilities
Deposits
Noninterest-bearing	$8,470,522	$8,572,582
Interest-bearing	164,948,366	157,705,963
Total deposits	173,418,888	166,278,545
Federal Home Loan Bank borrowings	26,000,000	29,000,000
Dividends Payable	—0—	805,764
Note Payable	1,046,632	199,090
Other liabilities	169,362	220,325
Total liabilities	200,634,882	196,503,724

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-
Treasury stock outstanding 39,733 shares at September 30, 2009 and 39,773 shares at December 31, 2008	(479,393)	(479,393)
Common stock, $.01 par value 25,000,000 shares authorized; 1,809,912 Issued and 1,770,139 outstanding at September 30, 2009 and 1,808,219 issued and 1,768,446 outstanding at December 31, 2008	18,099	18,082
Additional paid in capital	10,413,214	10,358,919
Retained earnings	(2,483,305)	4,116,602
Accumulated other comprehensive income (loss), net of tax	(240,405)	(1,219,680)
Total shareholders' equity	7,228,210	12,794,530

	$207,863,092	$209,298,254

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$2,502,337	$2,871,753	$7,870,732	$8,492,312
Interest on investment securities	378,884	483,811	1,191,259	1,418,478
Interest on federal funds	1,750	4,358	3,455	30,754
Total interest income	2,882,971	3,359,922	9,065,446	9,941,544
Interest expense
Interest on deposits	1,079,464	1,440,780	3,635,155	4,568,804
Interest on borrowings	279,491	275,624	836,305	803,134
Total interest expense	1,358,955	1,716,404	4,471,460	5,371,938
Net interest income	1,524,016	1,643,518	4,593,986	4,569,606
Provision for loan losses	—0—	145,000	8,791,842	360,000
Net interest income after provision for loan losses	1,524,016	1,498,518	(4,197,856)	4,209,606
Noninterest income
Gain on sales of loans	178,560	—0—	302,337	—0—
Gain on sale of servicing	—0—	266,947	200,392	379,367
Gain/(loss) on sale of repossessed assets	(6,200)	—0—	(4,201)	—0—
Gain on sale of other assets, net	—0—	585	7,500	168,085
Recognized impairment of bank owned real estate	(29,091)	—0—	(394,279)	—0—
Recognized loss on securities available for sale	(509,686)	(451,228)	(1,524,534)	(451,228)
Service charges on deposit accounts	16,273	23,118	54,463	69,108
Miscellaneous , other	16,108	19,416	180,409	117,727
Total noninterest income	(334,036)	(141,162)	(1,177,913)	283,059
Noninterest expense
Salaries and benefits	583,709	599,194	1,788,383	1,786,240
Building and equipment expense	253,291	180,966	704,966	543,107
Professional fees	101,065	60,160	229,425	191,605
Data processing and software expense	98,105	84,527	294,051	266,760
Other noninterest expense	330,354	198,539	876,847	635,788
Total noninterest expense	1,366,524	1,123,386	3,893,672	3,423,500
Income before income taxes	(176,544)	233,970	(9,269,441)	1,069,165
Income tax expense	(338,208)	61,262	(2,669,534)	357,821
Net Income	$161,664	$172,708	$(6,599,907)	$711,344
Basic earnings per share	$0.09	$0.10	$(3.73)	$0.40
Diluted earnings per share	$0.09	$0.10	$(3.71)	$0.39

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Cash flows from operating activities
Net cash provided by operating activities	$499,639	$781,846
Cash flows from investing activities
Proceeds from sale of other assets	162,969	190,000
Proceeds from sale of loan servicing	9,328,258	5,176,384
Purchase of securities held to maturity	(1,019,875)	—0—
Purchase of securities available for sale	(500,000)	(4,661,437)
Proceeds from maturities and principal repayments of securities available for sale	2,508,836	3,459,828
(Purchase)/Repayment of Federal Home Loan Bank Stock	125,750	(115,212)
Other real estate owned	(155,970)	(1,470,975)
Increase in funded loans held for sale	(6,825,529)	(8,797,017)
Loan originations, net	(2,392,428)	(9,817,111)
Property and equipment expenditures, net	(216,109)	(162,041)
Net cash provided (used) by investing activities	1,015,902	(16,197,581)
Cash flows from financing activities
Exercise of warrants and options	9,312	—0—
Increase in deposits	7,140,343	20,927,110
Increase/(decrease) in fed funds purchased	—0—	(5,028,000)
Increase/(decrease) in borrowings, net	(3,000,000)	462,500
Increase in Note Payable by Parent	240,868	300,000
Purchase of treasury stock	—0—	(247,000)
Net cash provided by financing activities	4,390,523	16,414,610
Net change in cash and cash equivalents	5,906,064	998,875
Cash and cash equivalents at beginning of period	2,383,783	3,009,201
Cash and cash equivalents at end of period	$8,289,847	$4,008,076

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 2009 and 2008

						Accumulated
	Common Stock		Treasury	Paid in	Retained	Other
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2007	1,788,446	$18,082	(232,393)	$10,288,581	$3,727,722	$(648,467)	$13,153,525
Comprehensive Income:
Net income, nine-month period ended September 30, 2008	—	—		—	711,344	—	711,344

Net unrealized loss on securities, nine-month period ended September 30, 2008	—	—	-	—		(838,259)	(838,259)

Total comprehensive income/(loss) net of tax	—	—	-	—	—	-	(126,915)

Repurchase of common stock	(20,000)	-	(247,000)	-		-	(247,000)

Stock Based Compensation	-			72,001		-	72,001
Balance, September 30, 2008	1,768,446	$18,082	$(479,393)	$10,360,582	$4,439,066	$(1,486,726)	$12,851,611

Balance, December 31, 2008	1,768,446	$18,082	$(479,393)	$10,358,919	$4,116,602	$(1,219,680)	$12,794,530
Comprehensive Income:
Net income, nine-month period ended September 30, 2009	—	—		—	(6,599,907)	—	(6,599,907)
Net unrealized loss on securities, nine-month period ended September 30, 2009	—	—	-	—		979,275	979,275

Total comprehensive income/(loss) net of tax	—	—	-	—	—	-	(5,620,632)

Exercise of warrants to purchase common stock	1,693	17	-	9,295		-	9,312

Stock Based Compensation	-			45,000		-	45,000

Balance, September 30, 2009	1,770,139	$18,099	$(479,393)	$10,413,214	$(2,483,305)	$(240,405)	$7,228,210

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included.  The results of operations for the period ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in Horizon Bancorporation, Inc.'s Form 10-K.

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

NOTE 2 – SUMMARY OF ORGANIZATION

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"), is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank commenced operations. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank's depositors are each insured up to $250,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC. This $250,000 limit is set to expire on December 31, 2013 and revert back to $100,000 unless extended or voted in permanently by an act of Congress.  The Bank has also chosen to opt in to the FDIC's "Temporary Liquidity Guarantee Program" for unlimited deposit insurance coverage for non-interest bearing transaction accounts.  This coverage is available until June 30, 2010.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2009, and December 31, 2008, there were 1,809,912 and 1,808,219 shares issued respectively. As of September 30, 2009 and December 31, 2008 there were1,770,139 and 1,768,446 shares outstanding, respectively. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. Effective October 22, 2009, the Board of Directors did designate, by amending the Company’s Articles of Incorporation, a series of preferred stock.  The series, designated as Series A Preferred Stock, consists of 5,000 shares with a liquidation preference of $1,000 per share.  The shares of Series A Preferred Stock are, as of the date of this Report, being offered for sale by the Company in a private offering.  Further details about the offering are set forth in Item 2 of this Part I of this Report. As of September 30, 2009, and December 31, 2008, there were no shares of the Company's preferred stock issued or outstanding.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2009	December 31, 2008
Real estate – commercial	$98,324,172	$95,871,496
Real estate – construction	1,554,192	4,378,504
Real estate – residential	36,997,308	34,662,690
Commercial	25,030,173	30,036,270
Consumer	2,348,885	2,580,924
Loans, gross	164,254,730	167,529,884
Deduct allowance for loan losses	(4,627,083)	(1,502,823)
Loans, net	$159,627,647	$166,027,061

Activity in the allowance for loan losses for the quarter ended September 30, are as follows:

	2009	2008

Balance at beginning of period	$5,107,465	$1,468,279
Provision for loan losses	—0—	145,000
Loans charged-off	(595,679)	(98,282)
Recoveries	115,297	1,700

Balance at end of period	$4,627,083	$1,516,697

Activity in the allowance for loan losses for the nine months ended September 30, are as follows

	2009	2008

Balance at beginning of period	$1,502,823	$1,402,843
Provision for loan losses	8,791,842	360,000
Loans charged-off	(5,782,879)	(259,177)
Recoveries	115,297	13,031

Balance at end of period	$4,627,083	$1,516,697

The very significant increase, for the nine months ended September 30, in the Provision for loan losses, or the Allowance for Loan and Lease Loss (“ALLL”), was recorded to reflect most but not all of the addition to the ALLL mandated by the findings in an examination of the Bank conducted by the Federal Reserve which commenced on May 29, 2009 (the “Last Examination”).  The Company is currently engaged in discussions with the Federal Reserve with respect to the necessity of adding the unrecorded portion of such increase in the ALLL (such unrecorded portion herein called the “Disputed Addition to the ALLL”) to the Bank’s ALLL.  The results of these discussions will be reported in the fourth quarter of 2009.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 4 – SECURITIES HELD-TO-MATURITY

     Information pertaining to securities with gross unrealized losses at September 30, 2009, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$—0—	$—0—	$5,493,234	$(518,932)	$5,493,234	$(518,932)
Corporate Securities	—0—	—0—	869,600	(130,400)	869,600	(130,400)
Total	$—0—	$—0—	$6,362,834	$(649,332)	$6,362,834	$(649,332)

At September 30, 2009, unrealized losses on held-to-maturity securities amounted to $649,332 representing 4.6% of the total held to maturity portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at September 30, 2009, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less than Twelve Months		Greater than Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$990,060	$(2,929)	$—0—	$—0—	$990,060	$(2,929)
Collateralized Mortgage obligations	—0—	—0—	—0—	—0—	—0—	—0—
Mortgage backed securities	—0—	—0—	805,924	(157,039)	805,924	(157,039)
Trust preferred securities & other corporate notes	—0—	—0—	1,108,038	(537,190)	1,108,038	(537,190)
Total	$990,060	$(2,929)	$1,913,962	$(694,229)	$2,904,022	$(697,158)

 At September 30, 2009, unrealized losses in the securities portfolio amounted to $697,158, representing 4.3% of the total available for sale portfolio. Two securities make up $468,193 of the $697,158 loss noted above.  These two securities are noted as substandard in portfolio records, but do not meet all the criteria for a permanent write down to market value.  Generally, management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future, and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Basic earnings per share
Net income applicable to common stock	$161,664	$172,708
Weighted average shares outstanding	1,770,139	1,768,446
Basic earnings per share	$0.09	$0.10

Diluted earnings per share
Net income applicable to common stock	$161,664	$172,708

Weighted average shares outstanding	1,770,139	1,768,446
Dilutive effect of assumed exercise of stock options/warrants	—0—	59,282
Diluted average shares outstanding	1,770,139	1,827,728

Diluted earnings per share	$0.09	$0.10

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Basic earnings per share
Net income applicable to common stock	$(6,599,907)	$711,344
Weighted average shares outstanding	1,770,108	1,769,823
Basic earnings per share	$(3.73)	$0.40

Diluted earnings per share
Net income applicable to common stock	$(6,599,907)	$711,344

Weighted average shares outstanding	1,770,108	1,769,823
Dilutive effect of assumed exercise of stock options/warrants	9,175	76,247
Diluted average shares outstanding	1,779,283	1,846,070

Diluted earnings per share	$(3.71)	$0.39

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities are grouped for fair value in six level based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

Level 2 -  Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

The following table summarizes fair value measurements as of September 30, 2009: (in thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Input	Significant Unobservable Inputs
Descriptions	9/30/2009	(Level 1)	(Level 2)	(Level 3)
Held to maturity securities	$14,104		$14,104
Available-for-sale securities	$15,830	$1,490	$14,340
Impaired Loans	$4,081			$4,081
Total	$34,015	$1,490	$28,444	$4,081

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

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

2.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold.  Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security before recovery.  FSP FAS 115-2 and FSP 124-2 FSP will be effective for us for the quarter ending June 30, 2009.  Adoption of this FSP did not have a significant impact on our financial condition or results of operations.

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

•
the imposition of enforcement orders, capital directives or other enforcement actions by the Federal Reserve, including restrictions and limitations that might be placed on the Bank pursuant to the  Written Agreement described below;

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

Similar to other financial institutions, our business, financial condition, and operating results have been and continue to be adversely affected by, among other trends, ongoing disruptions in the real estate and capital markets.  As a result of these significant disruptions, which caused dramatic declines in the real estate and capital markets in Manatee County, the credit performance of our loans has been significantly negatively affected.  In order to adequately reflect such negative credit performance, and in response to the findings in the Last Examination, during the seccond quarter of 2009, the Bank charged off a significant amount of commercial and real estate loans, placed additional loans into non-accrual, reclassified certain other loans, wrote down certain investment securities and increased its reserves for loan losses.  For the three months ended June 30, 2009, we incurred a $6.9 million operating loss, having otherwise been profitable for 25 of the last 26 quarters.

As a result of these actions, the Bank’s Total Risk-Based Capital fell below the required minimum for adequately capitalized banks of 8%.  On August 5, 2009, the Bank received a letter from the Federal Reserve in which the Bank was declared to be undercapitalized and was required to submit a capital restoration plan under which it can be shown that the Bank will become and maintain for four consecutive quarters the status of an adequately capitalized bank.  The letter also prohibited, without prior written approval of the Federal Reserve: (a) the Bank’s payment of dividends and any other capital distributions; (b) growth of the Bank’s total assets; and (c) the Bank’s expansion through acquisition, branching or new lines of business.  Previously, by letter dated May 28, 2009, the Federal Reserve also prohibited, without prior approval, the incurring by the Company of any indebtedness, the purchasing or redeeming by the Company of any stock and the taking by the Company of any payment from the Bank representing a reduction in the Bank’s capital.

On August 20, 2009, we submitted a capital restoration plan to the Federal Reserve.  The plan shows that, combined with projected net earnings for the Bank during the rest of 2009 and certain cost cutting measures, and not taking into account the Disputed Addition to the ALLL, completing a $3.5 million offering of equity securities would cause the Bank to be considered adequately capitalized.  By the same token, completing an approximately $4.2 million offering of equity securities, even if the Disputed Addition to the ALLL is taken into account, would cause the Bank to be considered adequately capitalized.

The discussions with the Federal Reserve regarding the Disputed Addition to the ALLL and the proposed capital restoration plan are currently ongoing.  In the meantime, on October 23, 2009, the Company commenced an offering of a minimum of $3.5 million and a maximum of $5.0 million of shares of 7% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The shares of the Series A Preferred Stock, which are being offered in a private placement to accredited investors only, have a liquidation performance of $1,000, are entitled to cumulative dividends of 7% per annum, accruing and payable semiannually, and are convertible into shares of the Company’s common stock after the first anniversary of the issuance date at a conversion price equal to the greater of (a) book value of the common stock at the time of conversion or (b) the market price of the common stock on the date of issuance of the shares of the Series A Preferred Stock.

The offering expires on November 30, 2009, but may be extended until December 31, 2009.  Under the terms of the offering, the proceeds may be released to the Company from escrow only if the $3.5 million minimum is reached and the Federal Reserve has approved the capital restoration plan.  Given the impact of the resolution of the Disputed Addition to the ALLL may have on whether the $3.5 million minimum offering will cause the Bank to become adequately capitalized and thus, in turn, whether the capital restoration plan is accepted by the Federal Reserve, the proceeds of the offering will not be released to the Company and, accordingly, the purchasers in the offering will be refunded their investment unless the Company and the Federal Reserve are in accord regarding the Disputed Addition to the ALLL and the Company’s plan to restore the Bank’s capital.  A copy of the Confidential Private Placement Memorandum, dated September 30, 2009, as supplemented by Supplement No. 1, dated October 23, 2009, describing the offering, is available at the Company’s website at www.horizonbankfl.com.

As of the date of this Report, the Company has received subscriptions in the offering for $405,000, and discussions with the Federal Reserve regarding the Disputed Addition to the ALLL and the capital restoration plan are ongoing.  There is no assurance that (a) the offering will be successful to an extent which would cause the Bank to become adequately capitalized whether or not the Disputed Addition to the ALLL is resolved in the Bank’s favor or (b) the capital restoration plan will be accepted by the Federal Reserve even if the offering is successful to any extent.  The failure of any of the foregoing to occur will have a material negative effect on the Company’s liquidity, capital resources and financial condition and could trigger additional enforcement action against the Bank and/or the Company.

In addition, on November 4, 2009, the Bank entered into an agreement with the Federal Reserve and the State of Florida Office of Financial Regulation (“OFR”) (the “Written Agreement”).  Under the Written Agreement, among other things, the Bank has agreed to:

•	Within 60 days of the date of the Written Agreement, submit a written plan to strengthen the oversight by the Board of Directors of the management and operations of the Bank;

•
Within 60 days of the date of the Written Agreement, submit a written plan acceptable to the Federal Reserve and the OFR to strengthen the Bank’s management of commercial real estate concentration, including steps to reduce the risk of concentration;

•	Within 60 days of the date of the Written Agreement, submit a written plan acceptable to the Federal Reserve and the OFR to strengthen risk management practices;

•	Within 60 days of the date of the Written Agreement, submit a written program acceptable to the Federal Reserve and the OFR for lending and credit administration;

•
Within 10 days of the date of the Written Agreement, retain an independent consultant acceptable to the Federal Reserve and the OFR to conduct an independent review of the portion of the Bank’s loan portfolio that was not reviewed during the Last Examination;

•
Not to extend or renew credit to or for the benefit of any borrower (a) with respect to whose loans the Bank has charged off or classified a loss in the report of the Last Examination or (b) whose loan(s) were classified as “doubtful” or “substandard” in such report;

•
Within 60 days of the date of the Written Agreement, submit a written plan acceptable to the Federal Reserve and the OFR designed to improve the Bank’s position with respect to any asset in excess of $250,000;

•	Within 60 days of the date of the Written Agreement, submit a report describing a revised methodology for the determination and maintenance of an adequate ALLL;

•
Within 60 days of the date of the Written Agreement, submit a written plan acceptable to the Federal Reserve and the OFR to maintain sufficient capital at the Bank over a period, which, it is understood, is for a period beyond the four consecutive quarters covered in the capital restoration plan requested by the Federal Reserve on August 5, 2009;

•	Within 90 days of the date of the Written Agreement, submit a written plan acceptable to the Federal Reserve and the OFR to strengthen the oversight of the Bank’s audit program by its audit committee;

•
Within 60 days of the date of the Written Agreement, submit a written plan acceptable to the Federal Reserve and the OFR to improve management of the Bank’s liquidity position and funds management practices;

•	Within 60 days of the date of the Written Agreement, submit written policies and procedures to strengthen the management of the Bank’s investment portfolio;

•	Within 90 days of the date of the Written Agreement, submit to the Federal Reserve and the OFR a written business plan for 2010 to improve the Bank’s earnings and overall condition; and

•	Not to declare or pay dividends without the prior written approval of the Federal Reserve and the OFR.

As of the date of this Report, the Company and the Bank have taken preliminary steps towards implementation of the Written Agreement.

Results of Operations

Overall Net Income

The Company reported net income $162,000 for the quarter ended September 30, 2009, compared to net income of $172,000 for the quarter ended September 30, 2008.  Basic and diluted earnings per share were $0.09 for the three months ended September 30, 2009. Basic and diluted earnings per share for the three months ended September 30, 2008 were $.10 and $.10, respectively.

For the nine months ended September 30, 2009, the Company reported a net loss of $6,600,000, compared to net income of $711,000 for the same period in 2008.  Basic and diluted loss per share were $3.73 and $3.71, respectively, for the nine months ended September 30, 2009, compared to earnings of $0.40 and $0.39, respectively, for the nine months ended September 30, 2008.

Net Interest Income.

Net interest income was $1.52 million and $1.64 million for the three months ended September 30, 2009 and 2008, respectively.  Decreasing rates and volumes led to the decrease of $119,000 between these two periods.  For the nine months ended September 30, 2009 and 2008, net interest income rounded was $4.59 million and $4.57 million, respectively.  Decreasing rates offset by increased volumes led to the increase of $24,000 between these two periods.

The effect on interest income, interest expenses and net interest income during the periods indicated, from changes in average balances and rates from the corresponding prior period, is shown below.  The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance in the later period.  Changes resulting from average balance/rate variances are included in changes resulting from rate.  The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate:

	Three months ended September 30, 2009 Compared with Three months ended September 30, 2008 (in thousands)			Nine months ended September 30, 2009 Compared with Nine months ended September 30, 2008 (in thousands)

	Increase (decrease) due to:			Increase (decrease) due to:

Interest earned on:	Volume	Rate	Total	Volume	Rate	Total

Taxable/Nontaxable securities	(36)	(69)	(105)	(54)	(174)	(228)
Federal funds sold	8	(9)	(1)	7	(35)	(28)
Net loans	17	(387)	(370)	611	(1,232)	(621)

Total Interest Income	(11)	(465)	(476)	564	(1,441)	(877)

Interest paid on:

NOW and money market deposits	(6)	(50)	(56)	3	(145)	(142)
Savings deposits	0	(51)	(51)	(16)	(148)	(164)
Time deposits	108	(361)	(253)	650	(1,278)	(628)
Other borrowings	(12)	15	3	42	(9)	33

Total interest Expense	90	(447)	(357)	679	(1,580)	(901)

Change in net interest income	$(101)	$(18)	$(119)	$(115)	$139	$24

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank and helps to further explain the slight increase in net interest income.

	Three months ended September 30,
	2009			2008
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,215	$2	0.66%	$791	$4	2.02%
Securities	29,864	379	5.08	32,419	484	5.97
Loans receivable	166,365	2,502	6.02	165,395	2,872	6.95
Total interest-earning assets	$197,444	2,883	5.84	$198,605	3,360	6.77

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$25,095	75	1.20	$26,443	131	1.98
Savings deposits	16,489	65	1.58	16,494	116	2.81
Time deposits	122,368	940	3.07	113,211	1,194	4.22
Other borrowings	26,000	279	4.29	27,865	276	3.96
Total interest-bearing liabilities	$189,952	1,359	2.86	$184,013	1,717	3.73
Interest rate spread			2.98%			3.04%
Net interest income and net interest Margin		$1,524	3.09%		$1,643	3.31%

	Nine months ended September 30,
	2009			2008
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,636	$3	0.24%	$1,390	$31	2.97%
Securities	30,863	1,191	5.15	32,111	1,419	5.89
Loans receivable	170,523	7,871	6.15	160,287	8,492	7.06
Total interest-earning assets	$203,022	9,065	5.95	$193,788	9,942	6.84

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$24,866	236	1.27	$24,642	378	2.05
Savings deposits	14,900	190	1.70	15,647	354	3.02
Time deposits	127,479	3,209	3.36	112,479	3,837	4.55
Other borrowings	27,272	836	4.09	25,891	803	4.14
Total interest-bearing liabilities	$194,517	4,471	3.06	$178,659	5,372	4.01
Interest rate spread			2.89%			2.83%
Net interest income and net interest Margin		$4,594	3.02%		$4,570	3.14%

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

Noninterest Income.

A noninterest loss of $334,000 was recorded for the three months ended September 30, 2009.  This loss compares to $141,000 loss of income for the same period in 2008, an increase of $193,000.  During the three months ended September 30, 2009, the Bank realized security losses of $510,000, while a loss of $451,000 was recorded in 2008.  An impairment of other real estate owned of $29,000, as well as a $6,000 loss on the sale of repossessed assets, were recorded in 2009.  These losses were offset by a gain on sale of loans of $179,000.  In 2008 a gain on sale of servicing of $267,000 was realized while no such gain was recorded during the same period of 2009.

Noninterest loss for the nine months ended September 30, 2009 was $1,178,000.  This loss compares to $283,000 of income for the same period in 2008, a decrease of $1,461,000.  During the nine months ending September 30, 2009 the Bank realized security losses of $1,525,000 and impairment of other real estate owned properties of $394,000.  These losses were offset by gains on the sale of servicing of $200,000 and gains on the sale of loans of $302,000.  In 2008 the bank realized gains on the sale of an interest rate contract of $168,000 and gains on the sale of servicing of $379,000 offset set by the write down of an investment security of $451,000.  In 2009, with the FDIC's closing of Silverton Bank (the Bank's correspondent bank), the Company realized a loss of $425,000 for a Silverton holding company trust preferred security it owned.  The Bank also had to write off $87,000 in Silverton's common stock it held.  In addition, the Bank realized a loss of $849,000 on a private issue mortgage backed security it owns.

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

Noninterest Expense.

Total noninterest expense for the three months ended September 30, 2009, was $1,367,000, compared to $1,123,000 for the same period in 2008, an increase of approximately $243,000.  The majority of this increase was attributable to an $119,000 increase in FDIC insurance (coupled with a special assessment by the FDIC). Another $72,000 increase in building & equipment expense and a $13,000 increase in data processing and software expense were related to the opening of the Brandon branch in 2009.  Professional fees increased during this period by $41,000.

Total noninterest expense for the nine months ended September 30, 2009, was $3,894,000, compared to $3,424,000 for the same period in 2008, an increase of approximately $470,000.  As described above, the majority of this increase $256,000 was attributable to the increased FDIC insurance assessments.  Building & equipment expense increased $162,000 due to the Brandon branch opening.  Professional fees increased by $38,000 during this period.

Balance Sheet Analysis

The following is a discussion of the consolidated balance sheet of the Company.

Total Assets

As of September 30, 2009, total assets of the Company were $207,863,092, compared to $209,298,524 at December 31, 2008, a decrease of $1.4 million.  The decrease is primarily due to increased deposits of $7.1 million and decreased other borrowings of $3.0 million.  These liability decreases were offset by decreases in the loan portfolio of $3.3 million, the $3.1 million increase in the ALLL and a $1.1 million decrease in the securities portfolios due to the losses realized and mentioned above.

Investment Securities

As of September 30, 2009, the securities portfolio comprised approximately 14% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.  In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds.  The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the periods ended September 30, 2009 and December 31, 2008, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

	September 30, 2009	December 31, 2008
Available-for-Sale:

U.S. Agency Bonds	$1,490	$1,014
Collateralized mortgage obligations	3,769	4,708
Mortgage-backed securities	2,292	2,668
Trust Preferred & Other Corporate Securities	6,384	7,467
Equity securities	1,895	2,108
Total Available-for-Sale Securities	$15,830	$17,965

Held-to-Maturity Securities:

Corporate Securities	$870	$550
General obligation bonds of municipalities	8,021	6,450
Revenue bonds of municipalities	4,777	4,451

Total Held-to-Maturity Securities	$13,668	$11,451

Total Portfolio	$29,498	$29,416

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

The following table presents various categories of loans contained in the Bank's loan portfolio as of September 30, 2009 and December 31, 2008, and the total amount of all loans for such periods (in thousands):

Type of Loan	September 30, 2009	December 31, 2008
Commercial real estate	$98,324	$95,871
Residential real estate	36,998	34,663
Construction loans	1,554	4,379
Commercial loans	25,030	30,036
Consumer loans	2,349	2,581
Subtotal	164,255	167,530
Allowance for loan losses	(4,627)	(1,503)
Total (net of allowance)	$159,628	$166,027

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

Asset Classification.
Commercial banks are required to review and, when appropriate, classify their assets on a regular basis.  The Federal Reserve and the OFR have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the insured institution must establish a specific reserve for the full amount of the portion of the asset classified as loss.  All or a portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, must be classified as special mention and monitored.

The following table presents information regarding non-accrual, past due and restructured loans as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	Sept. 30, 2009	December 31, 2008

Loans accounted for on a non-accrual basis:

Number:	Thirty-one	Twenty-four
Amount:	$13,513	$7,289

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

Number:	Thirteen	Two
Amount:	$1,412	$84

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

Number:		One
Amount	None	$479

Loans for which there are serious doubts as to the borrower's ability to comply with existing terms:

Number:	Thirty-Five	Ten
Amount:	$26,856	$5,308

At September 30, 2009, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Allowance for Loan Losses.

The ALLL is established through a provision for loan losses charged against income.  Loans are charged against the allowance when the Bank believes that the collectibility of principal is unlikely.  The provision is an estimated amount that the Bank believes will be adequate to absorb probable losses inherent in the loan portfolio based on evaluations of its collectibility.  The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay.  While the Bank uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

A summary of balances in the ALLL, nonperforming assets and key ratios follows (dollars in thousands):

	September 30,		December, 31
	2009	2008	2008
End of period loans (net of deferred fees)	$164,255	$164,488	$167,530
End of period allowance for loan losses	$4,627	$1,517	$1,503
Percentage of allowance for loan losses to total loans	2.82%	0.92%	.90%
Average loans for the period	$170,523	$161,395	$162,671
Net charge-offs as a percentage of average loans for the period	3.32%	.15%	.21%
Nonperforming assets
Nonaccrual loans	$13,516	$4,405	$7,289
Loans past due 90 days or more and still accruing**	$1,412	$2,195	$84
Other real estate	$2,415	$2,590	$2,815
	$17,343	$9,190	$10,188
Nonperforming assets to period end loans	10.56%	5.59%	6.08%
Nonperforming assets to period end total assets	8.34%	4.35%	4.87%

Liquidity and Capital Resources

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2009 financial statements evidence a marginally satisfactory liquidity position, as total cash and cash equivalents amounted to $8.3 million, representing 4% of total assets. Investment securities, which amounted to $30 million or 14.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand.

Including the adjustments mandated in the Last Examination (except for the Disputed Addition to the ALLL), the Bank’s capital ratios as of September 30, 2009, compared to the minimum regulatory requirements were as follows:

	Bank's	Minimum Regulatory
	September 30, 2009	Requirement
Leverage Ratio	4.1%	4.0%
Total Risk Weighted ratio	6.9%	8.0%
Tier 1 Risk Weighted ratio	5.6%	4.0%

In light of the fact that for banks not rated a CAMELS 1, the regulators expect the minimum leverage rate to be between 5.0% to 6.0%, and given that the Bank's total weighted risk weighted ratio of 6.9% is below the required minimum, the Bank is considered to be undercapitalized.

As discussed above, the Company is currently conducting an offering of shares of the Series A Preferred Stock and is engaged in discussions with the Federal Reserve and the OFR regarding the previously submitted capital restoration plan.  There is no assurance that the offering will be successful and, even if it is, that the Company’s capital restoration plan will be accepted by the Federal Reserve.  If the capital restoration plan is accepted and the Company is successful in implementing such plan, if and to the extent the shares of the Series A Preferred Stock are converted into shares of common stock, the offering may have a dilutive effect on the existing shareholders.  If the capital restoration plan is not accepted by the Federal Reserve, or if the Company is not successful in implementing an acceptable plan, the Federal Reserve will have the statutory authority to impose on the Bank other corrective action, including forcing a sale of the Bank or dismissing senior executive officers.

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

As of September 30, 2009, the Bank had outstanding loan commitments of approximately $4.5 million and outstanding letters of credit of approximately $133 thousand.  Various assets collateralize the majority of these commitments.  The Bank does not anticipate that it will suffer any material losses as a result of these transactions.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first nine months of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.
Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

3.1	Third Amended and Restated Articles of Incorporation

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: November 16, 2009