Form 10-K
period 2009-12-31
HORIZON BANCORPORATION INC
filed 2010-04-15
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009

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

YES ☐  NO ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, was $8,850,695.  Such value was computed by reference to the closing price of the common stock on such date on the Over-the-Counter Bulletin Board inter-dealer trading system ("OTCBB"), of $5.00.  For purposes of this determination, directors, executive officers and holders of 10% or more of the registrant's common stock were considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of March 19, 2010: 1,770,139 shares of common stock, par value $.01 per share (the "Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this report.

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

     The Company maintains its corporate offices and main banking center at 900 53rd Avenue East, Bradenton, Florida 34203.  On June 25, 2001, the Bank opened a branch facility located at 2102 59th Street West, Bradenton, Florida.  On October 31, 2005, the Bank opened a branch facility located at 501 8th Avenue West, Palmetto, Florida.  A branch at 1525 E. Brandon Boulevard, Brandon, Florida was opened in March, 2009.

B.	Recent Developments.

1.  The May 2009 Examination of the Bank and its Aftermath.

     Similar to other financial institutions, our business, financial condition, credit performance from loans and operating results have been and continue to be adversely affected by dramatic declines in the real estate and capital markets in Manatee County.  In order to adequately reflect such negative credit performance, and in response to the findings in the May 25, 2009 examination (the “May 2009 Examination”) of the Bank by the Federal Reserve Bank of Atlanta (the “Atlanta Fed”) and the Florida Office of Financial Regulation (the “OFR”), which findings were set forth in the official report delivered to the Bank in October 2009.  During the second quarter of 2009, the Bank charged off a significant amount of commercial and real estate loans, placed additional loans into non-accrual, reclassified certain other loans, wrote down certain investment securities and increased its reserves for loan losses.  As a result of these actions, the Bank’s Total Risk-Based Capital fell to 6.6%, which is below the required minimum for adequately capitalized banks of 8%.  On August 5, 2009, the Bank received a letter from the Atlanta Fed in which the Bank was declared to be undercapitalized and was required to submit a capital restoration plan under which it can be shown that the Bank will become and maintain for four consecutive quarters the status of an adequately capitalized bank.  The letter also prohibited, without prior written approval of the Atlanta Fed: (a) the Bank’s payment of dividends and any other capital distributions; (b) growth of the Bank’s total assets; and (c) the Bank’s expansion through acquisition, branching or new lines of business.  Previously, by letter dated May 28, 2009, the Atlanta Fed also prohibited, without prior approval, the incurring by the Company of any indebtedness, the purchasing or redeeming by the Company of any stock and the taking by the Company of any payment from the Bank representing a reduction in the Bank’s capital.

     From the outset we disagreed with the Atlanta Fed’s opinion that the Bank methodology used for computing the appropriate level in arriving at the addition of the Bank’s Allowance for Loan and Lease Losses (“ALLL”) was flawed.  We contended, and continue to contend, that the methodology used by the Atlanta Fed was not consistent with the relevant accounting rules and was based on data relating to financial institutions not comparable to the Bank.  As a result of this disagreement, the Bank’s levels of ALLL, as of each of June 30, 2009, September 30, 2009 and as of December 31, 2009, have been in the range of $2.0 to $3.0  million lower than the level claimed by the Atlanta Fed (the “Disputed ALLL Addition”).

     On August 20, 2009, we submitted a capital restoration plan to the Atlanta Fed.  That plan was deemed by the Atlanta Fed not be acceptable by letter dated September 28, 2009.  On October 9, 2009, we submitted a revised capital restoration plan.  The revised plan was also deemed by the Atlanta Fed not to be acceptable by letter dated January 27, 2010.  In the wake of the January 27, 2010 letter, the Board of Governors of the Federal Reserve System (the “Board of Governors”) issued to the Bank, on March 4, 2010, a Prompt Corrective Action Directive Pursuant to Section 38 of the Federal Deposit Insurance Act, as Amended (the “PCA”).  The PCA directs that the Bank immediately take the following actions:

•
No later than 45 days after the PCA, i.e. on or before April 19, 2010, (i) increase the Bank’s equity through sale of shares or contributions to surplus sufficient to make the Bank adequately capitalized, (ii) enter into or close a contract whereby the Bank is acquired by another financial institution or (iii) take other necessary measures to make the Bank adequately capitalized;

•	Refrain from making any capital distributions, including dividends.

•	Refrain from soliciting or accepting new deposits or renewing existing deposits bearing an interest rate that exceeds the prevailing rates on deposits in the Bank’s market area; and

•
Comply with provisions of the FDI Act relating to transactions with affiliates, restricting payment of bonuses to senior executive officers and restricting asset growth, acquisitions branching and new lines of business.

     On March 22, 2010, the Bank filed an appeal of the PCA with the Board of Governors.  In the appeal, we contended that the revised capital restoration plan should not have been deemed not to be acceptable because, among other things, the Atlanta Fed’s refusal to resolve the Disputed ALLL Addition has hindered the Company’s ability to complete the equity offering described below.  Given that the proceeds from the equity offering would have been the main source for the additional capital required for the capital restoration plan to be accepted, we requested in the appeal that the PCA be suspended and that the Bank and the Atlanta Fed be given a new opportunity to resolve the Disputed ALLL Addition.

     Since the filing of the appeal, the Atlanta Fed and the OFR conducted another examination of the Bank (the “March 2010 Examination”).  Based on the preliminary results of the March 2010 Examination, the Bank has amended its December 31, 2009 Call Report to further reduce its regulatory capital.  As a result, even without taking into account the Disputed ALLL Addition, the Bank has been classified, as of December 31, 2009, as a “significantly undercapitalized” financial institution.

2.  Equity Offering.

    All capital restoration plans submitted by us thus far have shown that, combined with projected net earnings for the Bank and certain cost cutting measures and not taking into account the Disputed ALLL Addition, completing a $3.5 million offering of equity securities would cause the Bank to be considered adequately capitalized.  On this basis, on October 23, 2009, the Company commenced an offering of a minimum of $3.5 million and a maximum of $5.0 million of shares of 7% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The shares of the Series A Preferred Stock, which are being offered in a private placement to accredited investors only, have a liquidation performance of $1,000, are entitled to cumulative dividends of 7% per annum, accruing and payable semiannually, and are convertible into shares of the Company’s common stock after the first anniversary of the issuance date at a conversion price equal to the greater of (a) book value of the common stock at the time of conversion or (b) the market price of the common stock on the date of issuance of the shares of the Series A Preferred Stock.

     Under the terms of the offering, the proceeds may be released to the Company from escrow only if the $3.5 million minimum is reached and the Atlanta Fed approves a capital restoration plan for the Bank.  This means that, given the impact of the resolution of the Disputed ALLL Addition may have on whether the $3.5 million minimum offering will cause the Bank to become adequately capitalized and thus, in turn, whether the capital restoration plan is accepted by the Atlanta Fed, the proceeds of the offering will not be released to the Company and, accordingly, the purchasers in the offering will be refunded their investment unless the Company and the Atlanta Fed are in accord regarding the Disputed ALLL Addition and the Company’s plan to restore the Bank’s capital.  A copy of the Confidential Private Placement Memorandum, dated September 30, 2009, as supplemented by Supplement No. 1, dated October 23, 2009, Supplement No. 2, dated December 2, 2009 and Supplement No. 3, dated February 26, 2010, describing the offering, is available at the Company’s website at www.horizonbankfl.com.

     As of the date of this Report, the Company has received subscriptions in the offering for approximately $1.1 million, with another $1.1 million to come from a standby loan commitment undertaken by a group of investors, consisting mainly of Company directors, who will use the loan proceeds to purchase Series A Preferred Stock in the offering.  The offering expires on April 30, 2010.

     In light of the recent reduction in the Bank’s regulatory capital in response to the preliminary findings of the March 2010 Examination, raising the current $3.5 million minimum amount, or even the current $5.0 maximum amount, of the equity offering will not be sufficient to allow the Bank to become adequately capitalized.  As of the date of this Report, we are in the process of determining the new required minimum, which we believe would be in the range of $7.0 - $8.5 million.

3.  Written Agreement.

     On November 4, 2009, the Bank entered into an agreement with the Atlanta Fed and the OFR (the “Written Agreement”).  Under the Written Agreement, among other things, the Bank has agreed to:

•	Within 60 days of the date of the Written Agreement, submit a written plan to strengthen the oversight by the Board of Directors of the management and operations of the Bank;

•
Within 60 days of the date of the Written Agreement, submit a written plan acceptable to the Atlanta Fed and the OFR to strengthen the Bank’s management of commercial real estate concentration, including steps to reduce the risk of concentration;

•	Within 60 days of the date of the Written Agreement, submit a written plan acceptable to the Atlanta Fed and the OFR to strengthen risk management practices;

•	Within 60 days of the date of the Written Agreement, submit a written program acceptable to the Atlanta Fed and the OFR for lending and credit administration;

•
Within 10 days of the date of the Written Agreement, retain an independent consultant acceptable to the Atlanta Fed and the OFR to conduct an independent review of the portion of the Bank’s loan portfolio that was not reviewed during the May 25, 2010 Examination;

•
Not to extend or renew credit to or for the benefit of any borrower (a) with respect to whose loans the Bank has charged off or classified a loss in the report of the May 25, 2010 Examination or (b) whose loan(s) were classified as “doubtful” or “substandard” in such report;

•
Within 60 days of the date of the Written Agreement, submit a written plan acceptable to the Atlanta Fed and the OFR designed to improve the Bank’s position with respect to any asset in excess of $250,000;

•	Within 60 days of the date of the Written Agreement, submit a report describing a revised methodology for the determination and maintenance of an adequate ALLL;

•
Within 60 days of the date of the Written Agreement, submit a written plan acceptable to the Atlanta Fed and the OFR to maintain sufficient capital at the Bank over a period, which, it is understood, is for a period beyond the four consecutive quarters covered in the capital restoration plans requested by the Atlanta Fed as described in C.1. above;

•	Within 90 days of the date of the Written Agreement, submit a written plan acceptable to the Atlanta Fed and the OFR to strengthen the oversight of the Bank’s audit program by its audit committee;

•
Within 60 days of the date of the Written Agreement, submit a written plan acceptable to the Atlanta Fed and the OFR to improve management of the Bank’s liquidity position and funds management practices;

•	Within 60 days of the date of the Written Agreement, submit written policies and procedures to strengthen the management of the Bank’s investment portfolio;

•	Within 90 days of the date of the Written Agreement, submit to the Atlanta Fed and the OFR a written business plan for 2010 to improve the Bank’s earnings and overall condition; and

•	Not to declare or pay dividends without the prior written approval of the Atlanta Fed and the OFR.

     As of the date of this Report, the Company has complied with all of the provisions of the Written Agreement.  The capital plan submitted pursuant to the Written Agreement is currently being reviewed by the Federal Reserve.

4.  The Company’s Loan From 1st Manatee Bank.

     As previously reported, since March 4, 2010, the Company has been engaged in discussions with 1st Manatee Bank, Bradenton, Florida, regarding the notice given to the Company by 1st Manatee Bank on March 4, 2010.  In the notice, 1st Manatee Bank informed the Company that the principal of the approximately $1.1 million loan made to the Company by 1st Manatee Bank on December 31, 2008, is due and that it intends to sell the collateral pledged by the Company under the loan in a public sale.  The collateral consists of 1,536,000 shares of common stock of the Bank, i.e. all of the outstanding capital stock of the Bank.  On March 12, 2010, 1st Manatee Bank and the Company entered into a forbearance agreement pursuant to which any such public sale was cancelled, though 1st Manatee has the right to reschedule a sale after March 26, 2010.  Subsequently, on March 26, 2010, 1st Manatee Bank and the Company entered into an amendment to the forbearance agreement previously entered into on March 12, 2010.  Pursuant to the forebearance agreement as amended, in consideration of the payment of $104,000, payable in two installments, $44,000 on March 29, 2010 and $60,000 on or before April 19, 2010, the forebearance period with respect to the failure to pay off the 1st Manatee Loan at maturity has been extended to June 15, 2010.  In addition, if the Bank receives a directive, on or before June 15, 2010, from the Atlanta Fed and the OFR requiring the Bank to raise additional capital, the forebearance period will be automatically extended for a period of time the Bank is given to raise the required capital.

5.  Summary.

     As of the date of this Report the situation surrounding the Company and the Bank may be summarized as follows:

•	The Bank is considered “significantly undercapitalized.”

•
In the meantime, the appeal of the PCA is pending, the formal findings of the March 2010 Examination have not yet been communicated to the Bank, no resolution has been reached regarding the Disputed ALLL Addition and the equity offering as currently structured, even if the current maximum of $5.0 million is raised in the offering, will not be sufficient to restore the Bank’s status as adequately capitalized.

•
The 45-day deadline set forth in the PCA expires on April 19, 2010.  Because the appeal had not stayed the effectiveness of the directives contained in the PCA, any one of the following outcomes is possible:

•
On or immediately afterApril 19, 2010, the Federal Reserve may deny the appeal, and the Atlanta Fed may then take the position that the Bank did not comply with the directives set forth in the PCA.  Depending on the Atlanta Fed’s perception of the Bank’s financial position, the Atlanta Fed may then take further actions, ranging from dismissing the Bank’s directors and/or senior executive officers to the appointment of a receiver; or

•
The Atlanta Fed may grant the appeal or otherwise provide clear guidance as to the additional capital required for the Bank to become adequately capitalized and allow the Company and Bank additional time to raise such capital.

     We are currently actively engaged in disucssions with investors potentially willing to acquire shares of the Series A preferred Stock in an amount enough to add up to $10 million of capital to the Bank, which we believe would be sufficient to allow the Bank to become, in the first instance, adequately capitalized.  These discussions could possibly lead to an investment if and only if the Atlanta Fed does provide the clear guidance and aditional time.  In this connection, there is no assurance that the Atlanta Fed will not choose to appoint a receiver, i.e. to allow the Bank to fail, causing the existing shareholders to lose their entire investment in the Company.

     With respect to the loan from 1st Manatee Bank, at this time, under the PCA and the Written Agreement, the Bank may not make any capital distributions, including dividends, to the Company without the prior written consent of the Atlanta Fed.  Such consent is unlikely to be given and the Company may rely solely on an outside injection of capital as the source for repayment of this loan.  The Company is currently engaged in discussions with an investor, as well as members of its Board of Directors, regarding the purchase of the loan from 1st Manatee and its subsequent contribution to the capital of the Company.  There is no assurance that these discussions will result in a satisfactory arrangement.  If the Bank does not obtain the clear guidance and additional time described above, or even if it does but we are unable to raise the required capital, then in the absence of a satisfactory arrangement with 1st Manatee Bank, the common stock of the Bank would be sold in a public sale.  Were common stock of the Bank to be sold at a public sale, the purchaser would, subject to approval by the Federal Reserve and the OFR, become the sole shareholder of the Bank. If the purchase price paid by such purchaser at the public sale were to exceed $1.1 million, the Company would recover such excess.  Otherwise, there would be no recovery and the existing shareholders would lose their entire investment in the Company.

C.	Business.

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

     Under Florida law, the Bank is limited in the amount it can loan to a single borrower to no more than 15% of its statutory capital base, unless a loan that is greater than 15% of the statutory capital base is approved by the Board of Directors and unless the entire amount of the loan is secured.  In no event, however, may the loan be greater than 25% of a bank's statutory capital base.  The Bank's legal lending limit under Florida law for one borrower, based upon its statutory capital base, is approximately $1,140,364 for unsecured loans and $1,900,607 for fully secured loans.

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

   The Bank has recently expanded its service area to include parts of eastern Tampa and eastern Hillsborough County to include the areas known as Brandon, Plant City, Riverview and Gibsonton.  This coincides with the new branch which opened in Brandon in March of 2009.

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

3.  Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 2008.  This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

AVERAGE CONSOLIDATED ASSETS

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash and due from banks	$7,463	$2,174
Taxable/Nontaxable securities	$31,404	$31,887
Federal funds sold	1,224	1,119
Net Loans	165,284	162,671
Total earning assets	$197,912	$195,677
Other assets	7,851	5,325
Total assets	$213,226	$203,176

AVERAGE CONSOLIDATED
LIABILITIES AND STOCKHOLDERS' EQUITY

	Year Ended December 31, 2009	Year Ended December 31, 2008
Non interest bearing-deposits	$9,269	$9,478
NOW and money market deposits	24,890	24,924
Savings Deposits	15,148	15,409
Time Deposits	126,764	113,768
Borrowings	26,721	26,500
Other liabilities	394	24
Total liabilities	$203,186	$190,103
Common Stock	$18	$18
Paid-in Capital	9,259	10,323
Retained earnings	763	2,732
Total stockholders' equity	$10,040	$13,073
Total liabilities and stockholders' equity	$213,226	$203,176

     The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability (dollars in thousands):

	Year Ended December 31, 2009
	Average Amount	Interest	Average Yield/ Rate
Assets
Taxable/Nontaxable securities	$31,404	$1,455	4.63%
Federal funds sold	1,224	4	0.33%
Net loans	165,284	10,296	6.23%
Total earning assets	$197,912	$11,755	5.94%
Liabilities
NOW and money market deposits	$24,890	$306	1.23%
Savings deposits	15,148	248	1.64%
Time deposits	126,764	4,067	3.21%
Borrowings	26,721	1,169	4.37%
Total interest bearing liabilities	$193,523	$5,790	2.99%
Interest spread			2.95%
Net interest income		$5,965

Net yield on interest earning assets			3.01%

	Year Ended December 31, 2008
	Average Amount	Interest	Average Yield/ Rate
Assets
Taxable/Nontaxable securities	$31,887	$1,837	5.76%
Federal funds sold	1,119	32	2.86%
Net loans	162,671	11,260	6.92%
Total earning assets	$195,677	$13,129	6.71%
Liabilities
NOW and money market deposits	$24,924	$485	1.95%
Savings deposits	15,409	438	2.84%
Time deposits	113,768	5,001	4.40%
Borrowings	26,500	1,092	4.12%
Total interest bearing liabilities	$180,601	$7,016	3.88%
Interest spread			2.83%
Net interest income		$6,113

Net yield on interest earning assets			3.12%

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

	Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
	Increase (decrease) due to:
	Volume	Rate	Total
Interest earned on:

Taxable/Nontaxable securities	(27)	(355)	(382)
Federal funds sold	3	(31)	(28)
Net loans	184	(1,148)	(964)

Total Interest Income	160	(1,534)	(1,374)

Interest paid on:

NOW deposits and money market deposits	(1)	(178)	(179)
Savings deposits	(7)	(183)	(190)
Time deposits	684	(1,618)	(934)
Other borrowings	9	68	77

Total interest Expense	685	(1,911)	(1,226)

Change in net interest income	$(525)	$377	$(148)

	Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
	Increase (decrease) due to:
	Volume	Rate	Total
Interest earned on:

Taxable/Nontaxable securities	127	(8)	119
Federal funds sold	82	(97)	(15)
Net loans	92	(81)	11

Total Interest Income	301	(186)	115

Interest paid on:

NOW deposits and money market deposits	(173)	(349)	(522)
Savings deposits	210	(295)	(85)
Time deposits	850	(453)	397
Other borrowings	170	31	201

Total interest Expense	1,057	(1,066)	(9)

Change in net interest income	$(756)	$880	$124

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

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the indicated deposit categories (dollars in thousands):

	Year Ended December 31, 2009
Deposit Category	Average Amount	Average Rate Paid

Non interest bearing demand deposits	$9,269
NOW and money market deposits	24,890	1.23%
Savings deposits	15,148	1.64%
Time deposits	126,764	3.21%
Total	$176,071	2.77%

Time Certificates of Deposit with balance of $100,000 and above.

3 months or less	$6,748
3-6 months	3,971
6-12 months	11,023
over twelve months	4,165
Total	$25,907

	Year Ended December 31, 2008
Deposit Category	Average Amount	Average Rate Paid

Non interest bearing demand deposits	$9,478
NOW and money market deposits	24,924	1.95%
Savings deposits	15,409	2.84%
Time deposits	113,768	4.40%
Total	$163,579	3.84%

Time Certificates of Deposit with balance of $100,000 and above.

3 months or less	$5,841
3-6 months	8,135
6-12 months	11,658
over twelve months	2,550
Total	$28,184

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

    The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 2009 and 2008 and the total amount of all loans for such periods (in thousands):

	As of December 31
Type of Loan	2009	2008
Commercial real estate	$97,783	$95,871
Residential real estate	37,439	34,663
Construction loans	1,370	4,379
Commercial loans	17,218	30,036
Consumer loans	2,049	2,581
Subtotal	155,859	167,530
Allowance for loan losses	(4,731)	(1,503)

Total (net of allowance)	$151,128	$166,027

     The following is a presentation of an analysis of maturities and/or repricing of loans as of December 31, 2009 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 To 5 Years	Due After 5 Years	Total

Commercial Real Estate	$28,915	$12,537	$56,331	$97,783

Residential Real Estate	$15,738	$15,949	$5,752	$37,439

Construction Loans	$1,370	— 0 —	— 0 —	$1,370

Commercial Loans	$6,845	$2,415	$7,958	$17,218

Consumer Loans	$943	$662	$444	$2,049

Total	$53,811	$31,563	$70,485	$155,859

     Experience of the Bank has shown that some receivables will be paid prior to contractual maturity and others will be converted, extended or renewed.  Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections.

     The following is a presentation of an analysis of sensitivity of loans, excluding installment and other loans to individuals, to changes in interest rates as of December 31, 2009 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total

Fixed rate loans	$14,274	$5,519	$13,837	$33,630
Variable rate loans	39,537	26,044	56,648	122,229

Total	$53,811	$31,563	$70,485	$155,859

     The following table presents information regarding non-accrual, past due and restructured loans as of December 31, 2009 and 2008 (dollars in thousands):

	As of December 31,
	2009	2008

Loans accounted for on a non-accrual basis:

Number:	Thirty-three	Twenty-four
Amount:	$15,685	$7,289

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

Number:	None	Two
Amount:	$0	$84

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

Number:	None	One
Amount:	$0	$479

Loans for which there are serious doubts as to the borrower's ability to comply with existing terms:

Number:	Forty-four	Twenty
Amount:	$24,210	$12,458

     As of December 31, 2009, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

     At December 31, 2009, 33 loans with an aggregate balance of $15,685,437 were not accruing interest.  There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

7.  Summary of Loan Loss Experience.

     An analysis of the Company's loan loss experience is furnished in the following table for the years ended December 31, 2009 and 2008, as well as a breakdown of the allowance for possible loan losses (dollars in thousands):

	Year Ended December 31
	2009	2008

Balance at beginning of period	$1,503	$1,403
Charge-offs (commercial loans)	(6,623)	(66)
Charge-offs (residential loans)	(1,496)	(269)
Charge-offs (consumer loans)	(86)	(24)
Recoveries	236	14
Provision charged to Operations	11,197	445

Balance at end of period	$4,731	$1,503

Ratio of allowance for loan losses to total loans outstanding during the period	3.03%	.90%

Net charge-offs/(recoveries) to average loans	4.73%	.21%

     As of December 31, 2009, the allowance for possible losses was allocated as follows (dollars in thousands):

Loans	Amount	Percent of Loan in Each Category to Total Loans
Commercial real estate & construction	$532	63.6%
Residential real estate	1,441	24.0%
Commercial loans	42	11.1%
Consumer loans	—0—	1.3%
Unallocated	2,716	N/A
Total	$4,731	100.0%

  As of December 31, 2008, the allowance for possible losses was allocated as follows (dollars in thousands):

Loans	Amount	Percent of Loan in Each Category to Total Loans
Commercial real estate & construction	$685	59.1%
Residential real estate	415	20.5%
Commercial loans	364	18.9%
Consumer loans	19	1.5%
Unallocated	20	N/A
Total	$1,503	100.0%

8.  Loan Loss Reserve.

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2009, 75% of outstanding loans were in the category of commercial loans.  Management generally regards these loans as riskier than other categories of loans in the Company's loan portfolio.  However the majority of the loans in this category at December 31, 2009, were made on a secured basis, such collateral consisting primarily of real estate and equipment.  Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in these loans.

     The Company's consumer loan portfolio is also secured.  At December 31, 2009, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and second mortgages on real estate.  Management believes that these loans involve less risk than other categories of loans.

     Residential real estate mortgage loans constitute 24% of outstanding loans.  Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraised value of the collateral.

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

9.  Investments.

     As of December 31, 2009, the securities portfolio comprised approximately 12.3% of the Company's assets, while loans comprised approximately 75.8% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.  In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds.  The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the years ended December 31, 2009 and 2008, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category	December 31
	2009	2008

Available-for-Sale:

U.S. Agency Bonds	$2,457	$1,014
Collateralized mortgage obligations	1,644	4,708
Mortgage-backed securities	228	2,668
Trust Preferred & Other Corporate Securities	6,893	7,467
Equity securities	1,859	2,108
Total Available-for-Sale Securities	$13,081	$17,965

Held-to-Maturity Securities:

Corporate Securities	$775	$550
General obligation bonds of municipalities	5,595	6,450
Revenue bonds of municipalities	4,147	4,451

Total Held-to-Maturity Securities	$10,517	$11,451

Total Portfolio	$23,598	$29,416

     The following table indicates, for the year ended December 31, 2009, the amount of investments, appropriately classified, due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (dollars in thousands):

	Amount	Average Weighted Yield
Available-for-Sale:

Other Securities after 10 years	$1,859	0.74%

Obligations of U.S. Agency after 10 years	2,457	4.46%

Collateralized Mortgage Obligations after 10 years	1,644	6.11%

Mortgage-backed securities after 10 years	228	4.97%

Trust Preferred & Corporate Securities after 10 years	6,893	5.56%

Total Available-for-Sale	$13,081	4.79%

Held-to-Maturity

Corporate Securities after 10 years	$775	6.45%

General obligation Bonds after 10 years	5,595	4.29%

Revenue bonds after 10 years	4,147	4.31%

Total Held-to-Maturity	$10,517	4.49%

Total	$23,598	4.65%

10.  Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2009 and 2008 are as follows:

	2009	2008

Return on average assets	(3.81)%	.29%
Return on average equity	(80.95)%	4.50%
Equity to assets ratio	4.71%	6.43%
Dividend payout ratio	N/A	33.86%

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

12.  Employees.

     As of March 17, 2010, the Bank employed 45 full-time equivalent employees.  Management of the Bank believes that its employee relations are good.  There are no collective bargaining agreements covering any of the Bank's employees.

13.  Supervision and Regulation.

Supervision and Regulation of the Company.

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

     Until December 31, 2013, the Bank's deposits are insured by the FDIC for a maximum of $250,000 per depositor.  For this protection, the Bank pays quarterly statutory assessments and will have to comply with the rules and regulations of the FDIC.  Due to the increased number of bank failures that occurred during 2008 and 2009, the FDIC has increased the Bank’s risk-based deposit assessment beginning with the first quarter of 2009 to twelve cents for each $100 of risk-based deposits held by the Bank.  These assessments are likely to increase further during 2010.

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

     In April of 2009, the Bank opened a new branch facility at 1525 East Brandon Boulevard, Brandon, Florida (the "Brandon Branch").   The Brandon Branch was built by a Florida limited liability partnership composed of four of the Company's directors and a relative of one of the Company's directors.  The Bank leased 3,550 square feet of the facility from the partnership on a ten year lease, at a rate of $50.50/square foot, with 3% annual increases and two five-year options.

     On December 30, 2009, the Bank purchased a 26,000 square foot historic building in downtown Bradenton for $1.5 million.  This building will be used to consolidate Holding Company and Bank accounting and bookkeeping functions.  It will also provide space for future growth.  It is anticipated the Bank will lease out a portion of the building.

Item 3.	Legal Proceedings.

     Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceeding that is not routine litigation that is incidental to the business or any other material legal proceeding.

PART II

Item 4.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Market for Common Stock and Dividend Policy.

     Our Amended and Restated Articles of Incorporation authorize us to issue up to 25,000,000 shares of the Common Stock and 1,000,000 shares of preferred stock.  As of March 17, 2010, 1,809,912 shares of the Common Stock were issued, and 1,770,139 were outstanding and held by 586 holders of record.  No shares of preferred stock were then issued and outstanding.

     Since November 2004, the Common Stock has been trading on the OTCBB under the symbol "HZNB".  The following table sets forth the range of high and low bid information for the four quarters of 2009, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	7.75	6.00
June 30	9.25	3.10
September 30	5.00	3.90
December 31	4.95	1.60

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

   The following table sets forth the range of high and low bid information for the four quarters of 2008, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	14.00	10.10
June 30	12.50	10.10
September 30	11.30	8.25
December 31	8.50	6.50

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

       For  2008  we paid $.11 per share in dividends.  We were restricted by the FRB from paying any dividends in 2009. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

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

Item 5.	Selected Financial Data.

Not Applicable.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and related notes which are included under Item 7 below.

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

     Allowance for Loan Losses:  Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.  Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For an additional discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see Note 1 in the Company's consolidated financial statements for years ended December 31, 2009 and 2008.

     Income Taxes:  The Company estimates income tax expense based on the amount it expects to owe various tax authorities.  Income taxes are discussed in more detail in Note 14 of the consolidated financial statements.  Accrued taxes represent the net estimated amount due to or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatments taking into account statutory, judicial and regulatory guidance in the context of its tax position.  Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances, such as changes in tax laws influencing the Company's overall tax position.  Refer to Note 1 in the Company’s consolidated financial statements for years ended December 31, 2009 and 2008 for a more detailed discussion.

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

     In its projections for fiscal 2009, the Company anticipated increased net interest income as the Bank continued to expand its base of earning assets.  The actual results for the year ended December 31, 2009  show that, in spite of decreasing interest rates on both the earning asset and interest bearing liabilities sides of the balance sheet the rate and volume decreases on the asset side outpaced  those on the liability side resulting in a slight decrease of  $148,000 in net interest income for the year ended December 31, 2009.

     Looking ahead to 2010, the Company expects general rates to remain steady throughout the year which will decrease cost of funds slightly while the yield on earning assets will remain constant.  The strategy for 2010 is to increase the net yield approximately .20%.  In addition, expense control and growth in non-interest income will also be main objectives for 2010.  Large increases in FDIC charges will have a significant negative impact on 2010 earnings.  The Bank has budgeted $420,000 for the loan loss provision for fiscal year 2010, but expects this number to be higher to satisfy the bank regulators' drive for "cushion capital" in the loan loss reserve.

     As discussed under “Future Prospects” below, of much greater concern is the fact that for the last two quarters the Bank has been significantly undercapitalized under the applicable capital ratios.  The Atlanta Fed is not likely to allow this condition to continue for another full fiscal quarter and, unless, with the Atlanta Fed’s cooperation, the Company engineers a major infusion of capital into the Bank in the next 30-45 days, the Bank is likely to be placed under a receivership and the Company will go out of business.

A.	Results of Operations.

Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008.

     For the years ended December 31, 2009 and 2008, net income/(loss) amounted to $(8,127,338) and $587,970 respectively.  For 2009, basic and diluted income/(loss) per share of Common Stock was $(4.59).  For 2008, basic and diluted income per share of Common Stock was $.33 and $.32, respectively.  Because of the existence of warrants and stock options, the Company has a complex capital structure, necessitating the disclosure of basic and dilutive income per share. While none of the warrants/options were dilutive in 2009, a portion of the warrants/options were dilutive during calendar year 2008.

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

        Following is a comparison of the Company's performance during calendar year 2009 and 2008.

     Average earning assets increased from $195.7 million at December 31, 2008, to $197.9 million at December 31, 2009, representing an increase of $2.2 million, or 1%.  Below are the various components of average earning assets for the periods indicated (in thousands):
	December 31
	2009	2008
Federal funds sold	$1,224	$1,119
Taxable/nontaxable securities	31,404	31,887
Loans	165,284	162,671
Total earning assets	$197,912	$195,677

     Net interest income decreased, from $6,113,313 for the year ended December 31, 2008, to $5,964,885 for the year ended December 31, 2009.  Below are the various components of interest income and expense, as well as their yield/cost for the periods indicated:

Years Ended:	December 31, 2009		December 31, 2008

	Interest Income /Expense	Yield /Cost	Interest Income /Expense	Yield /Cost

	($ in 000's)
Interest income:

Federal funds sold	$4	.33%	$32	2.86%
Taxable/nontaxable securities	1,455	4.63%	1,837	5.76%
Loans	10,296	6.23%	11,260	6.92%

Total	$11,755	5.94%	$13,129	6.71%

Interest expense:

NOW and money market deposits	$306	1.23%	$485	1.95%
Savings deposits	248	1.64%	438	2.84%
Time deposits	4,067	3.21%	5,001	4.40%
Other borrowings	1,169	4.37%	1,092	4.12%

Total	$5,790	2.99%	$7,016	3.88%

Net interest income	$5,965		$6,113
Net yield on earning assets		3.01%		3.12%

     The above table indicates that the net yield on earning assets decreased from 3.12% for the year ended December 31, 2008, to 3.01% for the year ended December 31, 2009.  As shown in the table, the decrease in net yield occurred because the decreased yield on loans and securities were not sufficient to offset the decrease in rates the Bank had to pay on deposits in a competitive local market environment. For further explanation see the discussion under Rate/Volume Analysis of Net Interest Income beginning on page 15 above.

Non-interest Income

     Non-interest income as a percentage of average total assets declined from (.16%) for calendar year 2008 to (.41%) for calendar year 2009.  In terms of dollars, the decline amounted to approximately $540,000.

     Components of non-interest income for calendar years 2009 and 2008 are as follows:

	Year Ended December 31
	2009	2008
Gain on sale of loans and servicing assets	$927,494	$433,034
Impairment (loss) on security	(2,213,807)	(1,166,136)
Impairment (loss), OREO	(515,773)	—0—
Gain on sale of assets	1,299	168,085
Service fees on deposit accounts	76,284	91,381
Loan servicing income	508,340	—0—
Gain on sale of securities	118,756	—0—
Miscellaneous other	230,670	151,396
Total	$(866,737)	$(322,240)

Non-Interest Expense

     Non-interest expense as a percentage of average total assets for years ended December 31, 2009 and 2008, respectively, was 2.64% and 2.24%, respectively.

Components of non-interest expense for calendar years 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008
Salaries and benefits	$2,386,675	$2,344,286
Building and equipment expense	916,857	703,815
Professional fees	296,825	226,296
FDIC insurance expense	521,639	124,129
Data processing and software expense	348,531	344,301
Other operating expenses	1,169,029	811,495
Total	$5,639,556	$4,554,322

     During calendar year 2009, the allowance for loan losses increased from $1,502,823 to $4,731,280.  The allowance for loan losses, as a percentage of gross loans, increased from .90% for December 31, 2008 and 3.03% for December 31, 2009.  As a result of the severe economic downturn in 2008, and especially in 2009, real estate values plummeted and the rate of unemployment increased dramatically.  These two factors combined had a significant impact on the Bank’s loan portfolio.  Specifically, loan quality declined drastically, necessitating very significant provisions to the allowance for loan losses. For the years ended December 31, 2009 and 2008, provisions for loan losses amounted to $11.2 million and $.4 million, respectively.

     As of December 31, 2009, management considers the allowance for loan losses to be adequate to absorb possible future losses.  However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates.  The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval.  The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin.  Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risks.  The asset mix of the balance sheet is continually evaluated in terms of several variables:  yield, credit quality, appropriate funding sources and liquidity.  To effectively manage the liability mix of the balance sheet focuses on expanding the various funding sources.  The interest rate sensitivity position at year-end 2009 is presented below.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity (dollars in thousands):

	Within three months	After three months but within six months	After six months but within one year	After one year but within five years	After five years	Total
EARNING ASSETS

Loans	50,946	15,432	15,233	56,584	17,664	155,859
Securities	58	2,649	275	2,256	19,309	24,547
Federal funds sold	— 0 —	— 0 —	— 0 —	— 0 —	— 0 —	— 0 —
Total earning assets	51,004	18,081	15,508	58,840	36,973	180,406

SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and savings	41,597	— 0 —	— 0 —	— 0 —	— 0 —	41,597
Certificates, Less than $100M	16,863	13,979	35,182	31,362	— 0 —	97,386
Certificates, $100M and over	6,748	3,971	11,946	3,242	— 0 —	25,907
Borrowings	1,065	— 0 —	— 0 —	13,000	5,000	19,065
Total interest-bearing liabilities	66,273	17,950	47,128	47,604	5,000	183,955

Interest rate sensitivity gap	(15,269)	131	(31,620)	11,236	31,973	(3,549)
Cumulative gap	(15,269)	(15,138)	(46,758)	(35,522)	(3,549)	—
Interest rate sensitivity gap ratio	0.77	1.01	0.33	1.24	7.39	.98
Cumulative interest rate sensitivity gap ratio	0.77	0.82	0.64	0.80	.98	—

     As evidenced by the table above, the Company is liability sensitive from zero to within three months and six months to within one year.  It is asset sensitive after three months to within six months and after one year.  On a cumulative basis, however, the Company is liability sensitive throughout all time spans.

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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities and to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.  These funds can be obtained by converting assets to cash or by attracting new deposits.  The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Below are pertinent liquidity balances and ratios for the years ended December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Cash and cash equivalents	9,720	2,384
CDs, over $100,000 to total deposits (ratio)	14.8%	17.0%
Loan to deposit ratio	86.6%	101.1%
Securities to total assets ratio	12.3%	14.8%
Brokered deposits	11,647	26,543

     As the above balances and ratios indicate, management believes that the Company's 2009 liquidity position is satisfactory.  Management is unaware of any trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.  The Bank has certain deposit pricing directives that could adversely affect the Bank's ability to attract and/or retain deposits in the future.

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

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2009 and 2008:

Bank	2009	2008	Minimum Regulatory Requirement

Tier 1 Capital	3.6%	9.3%	4.0%
Tier 2 Capital	1.3%	.9%	N/A

Total risk-based capital ratio	4.9%	10.2%	8.0%

Leverage ratio	2.6%	7.2%	3.0%

Company - Consolidated	2009	2008	Minimum Regulatory Requirement

Tier 1 Capital	2.9%	8.8%	4.0%
Tier 2 Capital	1.3%	.8%	N/A

Total risk-based capital ratio	4.2%	9.6%	8.0%

Leverage ratio	2.1%	6.8%	3.0%

B.	Future Prospects.

     As set forth under “Description of the Business - Recent Developments” above, the severe downturn in the general economy and the dramatic fall in real estate prices and economic activity within the Bank’s market area, in particular, have caused the Bank, to become significantly undercapitalized.  Specifically, as of December 31, 2009, the Bank’s Tier I capital ratio of 3.6% fell below the 4.0% minimum regulatory requirement, its total-risk-based capital ratio of 4.9% fell bellow the 8% regulatory minimum and its leverage ratio of 2.6% fell below the 3.0% regulatory minimum.  As of the date of this Report, these three ratios have not improved.

     We have attempted to comply with the various regulatory directives that have been issued in reaction to the Bank’s deteriorating capital position by commencing, in the Fall of 2009, the offering of the Series A Preferred Stock.  However, both lack of clear guidance from the Atlanta Fed regarding the minium required additional capital, as well as the fact that additional writedowns of loans and additions to the ALLL have made the exact amount of additional capital a moving target, have made the size parameters of the offering obsolete.

     As of the date of this Report, the Bank’s, and thus the Company’s, future prospects are unclear.  Based on the official results of the March 2010 Examination, the Atlanta Fed may finally give us both (a) clear guidance as to the amount of additional capital needed for the Bank to return to adequately capitalized status and (b) a reasonable period of time to raise such capital.  If this were to happen, we intend to modify the current equity offering accordingly and would do our utmost to meet the regulatory capital requirements, and pay off the 1st Manatee loan.  There is, of course, no assurance that we will be able to conduct a successful equity offering.  On the other hand, the Atlanta Fed may decide not to provide clear guidance and take additional enforcement measures, including placing the Bank in receivership, i.e. cause the Bank to fail.

     The fate of the Bank and thus of the Company is likely to be decided before the end of the second quarter of 2010.  In the meantime, our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable

Item 7.	Financial Statements and Supplementary Data.

The following financial statements are contained in this Item 7:
Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009 and 2008
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2009 AND 2008

F-i

TABLE OF CONTENTS

F-ii

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Horizon Bancorporation, Inc.
Bradenton, Florida

      We have audited the accompanying consolidated balance sheets of Horizon Bancorporation, Inc., Bradenton, Florida and subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed under Note 2 to the financial statements, the Company has suffered heavy losses in calendar year 2009, reducing its capital accounts significantly.  Due to the 2009 losses, the significant decline in capital ratios, regulatory concerns over the adequacy of the allowance for loan and lease losses, as well as other concerns, a formal supervisory agreement was imposed by Federal and State regulators.  Failure to fully comply with the requirements of the above agreement may lead to additional regulatory actions such as prompt corrective action directive (imposed in 2010) or even placing the Company into receivership/conservatorship.  In addition, the Company has not been able to pay off a loan that matured on December 31, 2009.  The loan, in the amount of $1.1 million, is secured by 100% of the subsidiary Bank’s common stock.  On March 26, 2010, the lending institution and the Company have entered into an agreement to extend the maturity date of the loan to June 15, 2010 in consideration of a $104,000 payment by the Company.  The payment is payable in two installments, $44,000 on March 29, 2010, and $60,000 on or before April 19, 2010.  The Company’s ability to resolve all of the above concerns in a timely manner raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described under Note 2.  The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/S/ Francis & Co., CPA's,	Atlanta, Georgia
April 13, 2010

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Balance Sheets

	As of December 31,
	2009	2008
ASSETS
Cash and due from banks	$9,719,612	$2,236,783
Federal funds sold	—0—	147,000
Total cash and cash equivalents	$9,719,612	$2,383,783
Securities:
Held to maturity, at amortized cost	11,462,744	13,086,900
Available-for-sale at fair value	13,080,811	17,965,410
Loans held for sale	1,262,199	2,000,000
Loans, net	151,127,759	166,027,061
Property and equipment, net	3,698,502	2,029,877
Other real estate owned, net	2,579,138	2,815,386
Other assets	6,568,241	2,989,837
Total Assets	$199,499,006	$209,298,254
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$9,686,614	$8,572,582
Interest bearing deposits	164,889,658	157,705,963
Total deposits	$174,576,272	$166,278,545
Federal Home Loan Bank borrowings	18,000,000	29,000,000
Notes payable	1,065,205	805,764
Dividends payable	—0—	199,090
Other liabilities	190,368	220,325
Total Liabilities	$193,831,845	$196,503,724
Shareholders' Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$—	$—
Treasury Stock: 39,773 shares	(479,393)	(479,393)
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding(2009) and 1,808,219 issued and 1,768,446 outstanding(2008)	18,099	18,082
Paid-in-capital	10,428,214	10,358,919
Retained earnings/(loss)	(4,006,176)	4,116,602
Accumulated other comprehensive income/(loss), net of tax	(293,583)	(1,219,680)
Total Shareholders' Equity	$5,667,161	$12,794,530
Total Liabilities and Shareholders' Equity	$199,499,006	$209,298,254

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008
Interest Income:
Interest and fees on loans	$10,296,308	$11,260,054
Interest on investment securities	1,455,223	1,837,125
Interest on federal funds sold	3,842	32,041
Total interest income	$11,755,373	$13,129,220
Interest Expense:
Interest on deposits	4,621,957	5,924,002
Interest on borrowings	1,168,531	1,091,905
Total interest expense	5,790,488	7,015,907
Net interest income	5,964,885	6,113,313
Provision for possible loan losses	11,196,661	445,000
Net interest income after PLL	$(5,231,776)	$5,668,313
Other Income:
Gain on sale of loans	$727,102	$56,667
Impairment loss, other real estate owned	(515,773)	—0—
Impairment loss, securities	(2,213,806)	(1,166,136)
Gain on sale of servicing assets	200,392	376,367
Gain on sale of other assets	1,299	168,085
Gain on sale of securities	118,756	—0—
Service fees on deposit accounts	76,284	91,381
Loan servicing income	508,340	—0—
Miscellaneous, other	230,670	151,396
Total other income	$(866,736)	$(322,240)

Other Expenses:
Salaries and benefits	$2,386,675	$2,344,286
Building and equipment expense	916,857	703,815
Professional fees	296,825	226,296
FDIC insurance expense	521,639	124,129
Data processing and software expense	348,531	344,301
Other operating expenses	1,169,029	811,495
Total other expenses	$5,639,556	$4,554,322
Income/(loss) before income tax	$(11,738,068)	$791,751
Income tax expense/(benefit)	(3,610,730)	203,781
Net income/(loss)	$(8,127,338)	$587,970
Basic income/(loss) per share	$(4.59)	$.33
Diluted income/(loss) per share	$(4.59)	$.32
Weighted average number of shares outstanding:
Basic	1,770,116	1,769,375
Diluted	1,770,116	1,833,193

Refer to notes to the consolidated financial statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2009 and 2008

						Accumulated
						Other
	Common Stock		Treasury	Paid in	Retained	Comprehensive
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance December 31 , 2007	1,788,446	$18,082	$(232,393)	$10,288,581	$3,727,722	$(648,467)	$13,153,525
Comprehensive Income:
Net income, twelve-month period ended December 31, 2008					$587,970		$587,970
Net unrealized loss on securities, twelve-month period ended December 31, 2008						(571,213)	(571,213)

Total comprehensive income/(loss),net of tax							16,757

Dividends Payable					(199,090)		(199,090)

Repurchase of common stock	(20,000)		$(247,000)				(247,000)

Stock Options Expense				$70,338			70,338

Balance December 31 , 2008	1,768,446	$18,082	$(479,393)	$10,358,919	$4,116,602	$(1,219,680)	$12,794,530

Prior period adjustment					$4,560		$4,560
Comprehensive Income:
Net income/(loss), twelve-month period ended December 31, 2009					$(8,127,338)		$(8,127,338)

Net unrealized income on securities, twelve-month period ended December 31, 2009						926,097	$926,097

Total comprehensive income/(loss),net of tax							(7,201,241)
Exercise of stock options/warrants	163	$17		$9,295			$9,312
Stock Options Expense				$60,000			60,000

Balance December 31 , 2009	1,770,139	$18,099	$(479,393)	$10,428,214	$(4,006,176)	$(293,583)	$5,667,161

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$(8,127,338)	$587,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,122	258,454
Amortization/(accretion) of securities	88,786	34,932
Provision for loan losses	11,196,661	445,000
Stock based compensation	60,000	70,338
Loss on foreclosed assets	515,773	—0—
(Gain) on sale of securities	(118,756)	—0—
(Gain)/loss on sale of other assets	(1,299)	(168,085)
Gain on sale of servicing assets	(200,392)	(376,367)
Gain on sale of loans	(727,102)	(56,667)
Impairment loss on securities	2,213,806	1,166,136
Changes in assets and liabilities that (used) provided cash:
Accounts receivables and other assets	(2,341,707)	(747,790)
Payables and other liabilities	(229,049)	273,122
Net cash provided by operating activities	$2,605,505	$1,487,043
Cash flows from investing activities
Proceeds from sale of other assets	$343,025	$190,000
Proceeds from sale of loans	22,431,377	7,230,051
Purchase of securities, held-to-maturity	(1,019,875)	—0—
Purchase of securities, AFS	(3,500,000)	(4,661,436)
Proceeds from sale of securities	6,343,893	—0—
Proceeds from maturity and pay-downs of securities, AFS	3,264,498	4,516,676
Repayment/(Purchase) of Federal Bank Stock	162,500	(82,212)
Increase in other real estate owned	(279,525)	(1,695,975)
Loans held for sale originations	(20,766,082)	(8,797,017)
Loan paydowns, net	2,128,780	(12,957,868)
Property and equipment expenditures, net	(1,944,747)	(209,531)
Net cash provided/(used) by investing activities	$7,163,844	$(16,467,312)
Cash flows from financing activities:
Exercise of warrants and options	$9,312	$—0—
Increase in deposits	8,297,727	19,723,177
Increase/(decrease) in fed funds purchased	—0—	(5,028,000)
Increase/(decrease) in borrowings, net	(11,000,000)	(700,000)
Notes Payable	259,441	805,764
Purchase of treasury stock	—0—	(247,000)
Cash dividend	—0—	(199,090)
Net cash provided by financing activities	(2,433,520)	14,354,851
Net increase/(decrease) in cash and cash equivalents	$7,335,829	$(625,418)
Cash and cash equivalents, beginning of period	2,383,783	3,009,201
Cash and cash equivalents, end period	$9,719,612	$2,383,783

Supplemental Information:
Income taxes paid	$10,000	$490,986
Interest paid	$5,885,509	$7,019,064

Refer to notes to the consolidated financial statements

Financial Statements
December 31, 2009 and 2008

Note 1 - Organization and Summary of Significant Accounting Policies

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company") is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank").  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits are each insured up to $250,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC.  The $250,000 deposit insurance limit will expire on December 31, 2013 and revert back to $100,000 on January 1, 2014.  Certain retirement accounts limits will remain at $250,000 permanently.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of December 31, 2009 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of December 31, 2008 there were 1,808,219 shares issued and 1,768,446 shares of the Company's common stock outstanding.  As of December 31, 2009 the Company held 39,773 shares of treasury stock.  Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  As of December 31, 2009, there were no shares of the Company's preferred stock issued or outstanding.

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

Uses of Estimates.  The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for possible loan losses, the valuation of foreclosed real estate,  the fair value of financial instruments, other than temporary impairment analysis, and the realization of deferred tax assets.

Financial Statements
December 31, 2009 and 2008

Cash and Cash Equivalents.  Cash and cash equivalents include cash, demand balances due from banks, federal funds sold, and interest bearing deposits due from other banks, all of which mature within 90 days.

Securities.  Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost.  Securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings.  Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value with the unrealized holding gains/losses reported as a component of other comprehensive income, net of tax.  Generally, in the available-for-sale category are securities that are held to meet investment objectives such as interest rate risk, liquidity management and asset-liability management strategies among others.  The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.  The Company does not have trading securities at December 31, 2009 and 2008.  Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are classified as available for sale and recorded at cost.

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

Management evaluates investment securities for other-than-temporary impairment on an annual basis.  A decline in the market value of any investment below cost that is deemed other-than-temporary is charged to earnings if the decline in value is deemed to be credit related.  The decline in value attributed to non-credit related factors is recognized in other comprehensive income and/or new cost basis in the security is established.  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield.  Realized gains and losses for securities classified as available for sale and held to maturity are included in net income and derived using the specific identification method for determining the cost of the securities sold.

Loans Held For Sale.  Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  In estimating fair value, consideration is given to commitments from investors and prevailing market prices

Loans.  Loans that management have the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or origination costs.  Interest income is accrued on the outstanding principal balance.  Loan origination fees, net of certain direct origination costs are deferred and recognized as an adjustment of the related loan yield on a straight line basis, which approximates the interest method.

Financial Statements
December 31, 2009 and 2008

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

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Financial Statements
December 31, 2009 and 2008

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

Concentration of Credit Risk.  The company makes loans to individuals as well as to small and medium-sized enterprises located mainly in the Florida counties of Manatee and Sarasota.  While the loan portfolio is generally diversified, a large portion of the Company’s loans are secured by real estate located in the above counties.  As a result, significant decreases in real estate values in the Company’s geographical market could increase loan losses and have an adverse effect on future earnings.

Property and Equipment.  Building, leasehold improvements, furniture, and equipment are stated at cost, net of accumulated depreciation.  Land is carried at cost.  Depreciation is computed principally by the straight-line method based on the estimated useful lives of the related assets.  Maintenance and repairs are charged to operations, while major improvements are capitalized.  Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations.  The Company had no capitalized lease obligations at December 31, 2009 and 2008.

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

Income Taxes.  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Financial Statements
December 31, 2009 and 2008

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

On January 1, 2009, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Stock-Based Compensation.    Accounting principles require that the compensation cost relating to share-based payment transaction be recognized in the financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  Accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period.  The Company used the Black-Scholes Option-Pricing model to estimate the fair value of stock options and stock warrants.  No stock options or stock warrants were granted during calendar year 2009.  For the year ended December 31, 2008, 20,200 options were granted.

Earnings Per Share.  Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding.  Diluted income per share is determined by dividing net income by the weighted average number of common shares outstanding increased by the number of common shares that would be issued assuming exercise of stock options.  This also assumes that only options with an exercise price below the existing market price will be exercised.  In computing net income per share, the Company uses the treasury stock method.

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Comprehensive income for calendar years 2009 and 2008 are shown in the consolidated statements of changes in shareholders' equity.

Financial Statements
December 31, 2009 and 2008

Recent Accounting Pronouncements.

Effective July 1, 2009, the Company adopted a new accounting guidance related to U.S. GAAP [FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles].  This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC supersedes all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative.  FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the ASC, provide background information about the guidance, and provide the basis for conclusions on the changes to the ASC.  The ASC is not intended to change U.S. GAAP or any requirements of the SEC.  This guidance is effective for the Company as of December 31, 2009.

In April 2009, the FASB issued the following three FASB Staff Position (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

     1)  FSP SFAS No. 157-4,  “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and identifying Transactions That Are Not Orderly,” codification standard ASC 820-10-65-4 (“ASC 820”), transition related to FSP SFAS No. 157-4, provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased significantly.  This ASC also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of this ASC are effective for the Company’s interim period ending on June 30, 2009.  The adoption of ASC 820 at June 30, 2009 did not have a material impact on this Company’s financial condition or results of operations.

     2)  FSP SFAS No. 107-1 and APB 28-1,  “Interim Disclosures about Fair Value of Financial Instruments,” codification standard ASC 825-10-65-1, transition related to FSP SFAS No. 107-1 and APB 28-1, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were  previously only required to be disclosed in annual financial statements.  The provisions of this ASC are effective for the Company’s interim period ending on June 30, 2009, and only amend the disclosure requirements about fair value of financial instruments in interim periods.

     3)  FSP SFAS No. 115-2 and SFAS No. 124-2,  “Recognition and Presentation of Other-Than-Temporary Impairments,” codification standard ASC 320-10-65-1, transition related to FSP SFAS No 115-2 and SFAS No. 124-2, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of this ASC are effective for the Company’s interim period ending on June 30, 2009.  Adoption of this provision had a material impact on the Company’s financial condition or results of operations.

Financial Statements
December 31, 2009 and 2008

In May 2009, the FASB issued SFAS no. 165, “Subsequent Events,” codification standard ASC 855.  ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth:  (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this standard effective for the quarterly period ended June 30, 2009, and its adoption had no material impact on the Company’s financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures,” codification standard ASC 820.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance of fourth quarter 2009 financial statement information.  The Company is assessing the impact of ASU 2009-05 on its financial condition, results of operations, and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not expected to have a material impact on the Company’s financial statements.

Note 2 – Regulatory Matters, Company Loan, Going Concern Consideration and Equity Offering

Regulatory Matters

     (a)  Written Agreement

On November 10, 2009, the Federal Reserve Bank of Atlanta (the “FRB”), the State of Florida Office of Financial Regulation (the “OFR”) and the Bank have mutually agreed to enter into a Written Agreement (“the Agreement”).  The Agreement contains a list of strict requirements with which the Bank must comply.  A summary of the Agreement is as follows:

Financial Statements
December 31, 2009 and 2008

•	Submit a written plan to strengthen Board oversight of the management and operations of the Bank.
•	Submit a written plan to strengthen the Bank’s management of commercial real estate concentrations, including steps to reduce the risk of concentrations.
•	Submit a written plan to strengthen credit risk management practices.
•	Submit a written plan to strengthen lending and credit administration policies, procedures, and practices.
•
Retain an independent and acceptable (to FRB, OFR) consultant to assess the level of risk or exposure in the portion of the Bank’s loan portfolio not reviewed at the most recent regulatory examination.

•	Submit a written plan to provide for the ongoing review and grading of the Bank’s loan portfolio by a qualified independent party.
•
The Bank shall not, directly or indirectly, extend or renew any credit to or for the benefit of any borrower, including related interest of the borrower, who is obligated to the Bank on any extension of credit that have been charged off by the Bank, or classified “loss” in the most recent report of examination or in any subsequent report of examination so long as such credit remains uncollected.

•
The Bank shall not, directly or indirectly, extend or renew any credit to or for the benefit of any borrower, including related interest of the borrower, whose extension of credit has been classified as “doubtful” or “substandard” in the most recent report of examination or in any subsequent report of examination without the prior approval of the Bank’s Board of Directors.

•	Submit a written plan for each problem loan and for other real estate exceeding $250,000 that is designed to improve the Bank’s position with respect to the above assets.
•
Provide a written report after each calendar quarter updating each asset improvement plan; in addition, provide the problem loan list, a listing of past due/non-accrual loans, and a list of all loan renewals and extensions for which the Bank did not collect the full interest.

•	Eliminate from the Bank’s balance sheet all assets or portions of assets classified “loss” in the most recent report of examination as well as in future reports of examination.
•	Review and revise the methodology used to construct the allowance for loan and lease losses (“the ALLL”). Upon completion, submit the ALLL methodology to the regulators for their review.
•	Submit a written plan for the maintenance of an adequate ALLL, with periodic updates incorporating all changes.
•
Submit a written plan for maintaining sufficient capital at the Bank, including an analysis of current and future capital needs as well as compliance with capital adequacy guidelines and ratios.  In measuring capital adequacy, consideration of the volume and severity of classified credits, portfolio concentration, adequacy of the ALLL, projected growth in assets and earnings, among others, should be taken into account.

•
Notify the regulators, in writing, shortly after the end of each calendar quarter if any of the Bank’s capital ratios (total risk-based, Tier 1, or Leverage) had fallen below the approved capital plan’s minimum ratios.  Contemporaneously, provide a plan that details steps to be taken by the Bank to increase the affected capital ratios to or above the approved capital plan’s minimums.

Financial Statements
December 31, 2009 and 2008

•	Provide a written plan to strengthen the oversight of the Bank’s audit program by the Audit Committee.
•	Submit a written plan to improve management of the Bank’s liquidity position and funds management practices. A contingency funding plan should be provided as well.
•	Submit written policies and procedures to strengthen the management of the Bank’s investment portfolio.
•
Submit a business plan for calendar year 2010 to improve the Bank’s earnings and overall condition.  The plan shall include a realistic and comprehensive operational budget and balance sheet projections.

•	The Bank shall not declare or pay dividends without the prior approval of FRB and OFR.
•
Ascertain full compliance with respect to appointments of new directors, and new executive officers, including the assumption of new responsibilities by an existing executive officer.  Also, ascertain compliance with restrictions on indemnification and severance payments.

•
Form a new Board Committee, the Compliance Committee, to monitor and coordinate the Bank’s compliance with the provisions of the Agreement.  The Compliance Committee shall include a majority of outside directors who are not executive officers or principal shareholders.  Shortly after the end of each calendar quarter, the Bank shall submit a written progress report detailing the form and manner of all actions taken to secure compliance with the Agreement.

•
All written plans, programs, policies and procedures that are submitted by the Bank, shall be acceptable to FRB and OFR, and within the prescribed time period.  Once approved by the regulators, the Bank shall adopt the approved plans, programs, policies and procedures within ten days and implement them promptly.

As of the date of this report, management believes that the Bank is in compliance with most of the items in the Agreement.  The two items that are yet to be resolved have to do with (a) determining an appropriate level of the ALLL so as to render it adequate, and (b) increasing the capital accounts, primarily through a capital injection from the Parent Company, to an acceptable level.

     (b)  Prompt Corrective Action Directive

On March 9, 2010, the Board of Governors of the Federal Reserve System (the ”Board of Governors”) delivered to Horizon Bank, the Company’s wholly-owned subsidiary (the “Bank”), a Prompt Corrective Action Directive Issued Pursuant to Section 38 of the Federal Deposit Insurance (“FDI”) Act, As Amended (the “PCA Directive”).  The PCA Directive, which was dated March 4, 2010, states that the Bank has been undercapitalized and has not filed an acceptable capital restoration plan.  Accordingly, the PCA Directive directs the Bank, the Company and the Bank’s Board of Directors to:

•
Not later than 45 days from March 4, 2010, increase the Bank’s equity through the sale of shares or contribution to surplus sufficient to make the Bank adequately capitalized, enter into and close a contract to be acquired or combine with another depository institution, or take other necessary measures to make the Bank adequately capitalized.

Financial Statements
December 31, 2009 and 2008

•	Comply fully with the provisions of Section 38 of the FDI Act restricting the Bank from making any capital distributions.

•
Refrain, without prior written approval of the FRB, from soliciting, accepting or renewing time deposits bearing an interest rate exceeding the prevailing interest rates in the Bank’s market area, and, within 30 days, submit an acceptable plan and timetable to the FRB for conforming such interest rates to the prevailing interest rates.

•	Comply with the provisions of Section 38 of the FDI Act requiring that all transactions between the Bank and any affiliate comply with Section 23A of the Federal Reserve Act.

•	Comply with the provisions of Section 38 of the FDI Act restricting the payment of bonuses to senior executive officers and increases in compensation of such officers, and

•	Comply with the provisions of Section 38 of the FDI Act restricting asset growth, acquisitions, branching and new lines of business.

In the past few months, three capital plans were submitted by the Bank for the approval of the FRB.  The first two plans were deemed unacceptable, while the third plan still awaits the FRB’s determination.  It appears that the first two plans were deemed unacceptable because, according to the FRB, an additional provision of approximately $5.0 million to the ALLL is required in order to attain an adequate level.  The higher the provision to the ALLL, the higher the amount of capital needed to attain the “adequately capitalized” category.  After the first two plans were deemed unacceptable, a third plan, together with an independent third party study and opinion with respect to the adequacy of the ALLL was forwarded to the FRB.  The evaluation conducted by the independent party found that approximately $.5 million in additional provision to the ALLL is required, far below the amount that FRB is requiring.  As of the date of this report, the Bank has not received a response from the FRB with regard to the most recent capital plan.

The Board of Governors may withdraw the PCA Directive, extend the 45-day deadline within which the Bank shall attain the “adequately capitalized” category, accelerate the 45-day deadline, or take no action.  By withdrawing or extending the 45-day deadline the Bank will have additional time to increase capital.  By accelerating the deadline or taking no action, the deadline will eventually be violated.  If and when the deadline is violated, the Board of Governors/FRB/OFR may take other actions.

Any material failure to comply with the provisions of the Agreement or PCA Directive could result in further enforcement actions by the regulators.  Such additional enforcement actions may include the placement of the Bank into receivership/conservatorship.

Financial Statements
December 31, 2009 and 2008

Company Loan

The Company has been unable to pay back a $1.1 million loan secured by 1,536,000 of the Bank’s shares of common stock.  The loan matured on December 31, 2009, but was eventually extended.  The most recent extension, as of March 26, 2010, extended the maturity date to June 15, 2010 upon receipt of two payments to be made by the Company, $44,000 on March 29, 2010 and $60,000 on or before April 19, 2010.  As of the date of this report, the second payment was not made yet.

At this time, under the PCA Directive and the Written Agreement entered into by the Bank with FRB and OFR on November 10, 2009, the Bank may not make any capital distributions, including dividends, to the Company without the prior written consent of the Board of Governors.  Such consent is unlikely to be given and the Company may rely solely on an outside injection of capital as the source for repayment of this loan.  The company is currently engaged in discussions with an investor, as well as with certain members of its Board of Directors, regarding the purchase of the loan from the lending institution.  There is no assurance that these discussions will result in a satisfactory arrangement.

In the event the common stock of the Bank is sold at a public sale, the purchaser would, subject to approval by the banking regulators, become the sole shareholder of the Bank.

Going Concern

As previously mentioned, the Company faces a number of challenges that may be difficult to correct in a timely manner.  These challenges include, but are not limited to, the achievement of full compliance with the requirements of the Written Agreement and the PCA Directive, as well as the payment or extension of the Company’s $1.1 million loan secured by 100% of the subsidiary Bank’s common stock.  To achieve the above requirements, and assuming the ALLL will be deemed acceptable by the FRB, a minimum of approximately $5.0 million in additional capital will be necessary

The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on the Company’s financial performance.  Accordingly, the Company cannot be certain of its ability to raise additional capital if needed or on terms acceptable to the Company.  Inability to raise additional capital when needed or comply with the terms of the loan agreement, the Written Agreement and the PCA Directive raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts of classification of liabilities that may result from the outcome of any regulatory action including being placed into receivership or conservatorship.

Financial Statements
December 31, 2009 and 2008

Equity Offering

On October 23, 2009 the Company commenced an equity offering of shares of 7% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The minimum and maximum offering of $3.5 million and $5.0 million, respectively, are being offered in a private placement to accredited investors only.  The Series A Preferred Stock have a liquidation performance of $1,000, are entitled to cumulative dividends of 7% per annum (accruing and payable semiannually), and are convertible into shares of the Company’s common stock after the first anniversary of the issuance date.  The conversion price will be the greater of:  (a) book value of the Company’s common stock at the time of conversion or (b) the market price of the Company’s common stock on the date of issuance of the Company’s shares of Series A Preferred stock.  Under the terms of the offering, proceeds from the sale of the above shares can only be released if both items below are satisfied:  (i) the minimum offering of $3.5 million is sold and, (ii) the FRB approves the Bank’s capital restoration plan.  Note that in the event the minimum offering is not sold, all proceeds collected in the above offering will be returned to the investors.  As of the date of this report, the required minimum of $3.5 million has not yet been attained.

Note 3 - Federal Funds Sold & Purchased

The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits.  When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis.  At December 31, 2009 and 2008, federal funds sold were $0 and $147,000, respectively.  Federal funds purchased represent unsecured borrowing form other financial institutions and generally mature daily.  At December 31, 2009 and 2008 the bank had no Federal funds purchased.

Note 4 - Securities Held-to-Maturity

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2009 follow:
			Gross
	Amortized		Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
State, County and Municipalities	$10,532,744	$33,222	$(823,808)	$9,742,158
Corporate Securities	930,000	—0—	(154,800)	775,200
Total Securities	$11,462,744	$33,222	$(978,608)	$10,517,358

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2008 follow:
			Gross
	Amortized		Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
State, County and Municipalities	$12,086,900	$4,168	$(1,189,449)	$10,901,619
Corporate Securities	1,000,000	—0—	(450,400)	549,600
Total Securities	$13,086,900	$4,168	$(1,639,849)	$11,451,219

Financial Statements
December 31, 2009 and 2008

The amortized costs and estimated market values of securities held-to-maturity at December 31, 2009 by contractual maturity are shown in the following chart.  Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.
	Amortized Costs	Estimated Market Values
Due after ten years	$11,462,744	$10,517,358
Total securities	$11,462,744	$10,517,358

At December 31, 2009 and 2008, none of the securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.  Due to circumstances, the Company changed its intent to hold certain securities to maturity without calling into question the intent to hold other debt securities to maturity in the future.  Proceeds from sales of securities held-to-maturity for the years ended December 31, 2009 and 2008 were $2,586,770 and $0, respectively; net gains on the above sales were $16,895 and $0, respectively.  For the years ended December 31, 2009 and 2008, impairment charges were $70,000 and $0 respectively.

 Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

Financial Statements
December 31, 2009 and 2008

December 31, 2009

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$1,509,541	$(42,542)	$5,230,215	$(781,266)	$6,739,756	$(823,808)
Corporate Securities	—0—	—0—	775,200	(154,800)	775,200	(154,800)
Total	$1,509,541	$(42,542)	$6,005,415	$(936,066)	$7,514,956	$(978,608)

December 31, 2008

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$7,704,023	$(545,570)	$2,846,290	$(643,879)	$10,550,313	$(1,189,449)
Corporate Securities	—0—	—0—	549,600	(450,400)	549,600	(450,400)
Total	$7,704,023	$(545,570)	$3,395,890	$(1,094,279)	$11,099,913	$(1,639,849)

Unrealized losses on held-to-maturity securities amounted to $978,608 (2009) and $1,639,849 (2008) representing 8.54% (2009) and 12.53% (2008) of the total held to maturity securities portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value and due to the fact that the decline in fair value is attributable to changes in interest rates and not credit quality, these investments are not considered other-than-temporarily impaired.

Note 5 - Securities Available-for-Sale

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2009 follow:
	Amortized		Gross Unrealized	Estimated
Description	Costs	Gains	Losses	Market Values
U.S. Agency	$2,493,024	$445	$(36,394)	$2,457,075
Collateralized Mortgage Obligations	1,787,927	18,298	(162,136)	1,644,088
Mortgage Backed Securities	220,723	7,041	—0—	227,764
Corporate Securities	7,165,270	129,480	(401,556)	6,893,194
Other Securities	1,858,689	—	—	1,858,689
Total Securities	$13,525,633	$155,264	$(600,086)	$13,080,810

Financial Statements
December 31, 2009 and 2008

Other securities include equity investments in FRB, FHLB, and one other bank whose owners are other financial institutions.  These restricted equity securities are recorded at cost because of the lack of a readily determinable fair value.

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

The amortized costs and estimated market values of securities available-for-sale at December 31, 2009 by contractual maturity are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized Costs	Estimated Market Values
Due after ten years	$11,666,944	$11,222,121
No maturity (equity securities)	1,858,689	1,858,689
Total securities	$13,525,633	$13,080,810

At December 31, 2009 and 2008, respectively, $2,998,000 and $6,797,000 agency securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.  Proceeds from sales of securities, available-for-sale, for the years ended December 31, 2009 and 2008 were $3,757,123 and $0 respectively; net gains on the above sales were $101,861 and $0 respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

Financial Statements
December 31, 2009 and 2008

December 31, 2009
	Less than Twelve Months		Over Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$989,980	$(10,020)	$966,650	$(26,374)	$1,956,630	$(36,394)
Collateralized Mortgage obligations	—0—	—0—	—0—	—0—	—0—	—0—
Mortgage backed securities	—0—	—0—	760,885	(162,136)	760,885	(162,136)
Trust preferred securities & other corporate notes	—0—	—0—	1,111,194	(401,556)	1,111,194	(401,556)
Total	$989,980	$(10,020)	$2,838,729	$(590,066)	$3,828,709	$(600,086)

December 31, 2008
	Less than Twelve Months		Over Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$—0—	$—0—	$—0—	$—0—	$—0—	$—0—
Collateralized Mortgage obligations	809,819	(16,666)	583,273	(4,769)	1,393,092	(21,435)
Mortgage backed securities	1,209,759	(174,919)	63,960	(1,102,926)	1,273,719	(1,277,845)
Trust preferred securities & other corporate notes	937,696	(200,054)	1,970,750	(543,200)	2,908,446	(743,254)
Total	$2,957,274	$(391,639)	$2,617,983	$(1,650,895)	$5,575,257	$(2,042,534)

Unrealized losses in the securities available for sale portfolio amounted to $600,086 (2009) and $2,042,534 (2008) representing 4.59% (2009) and 10.32% (2008) of the total available-for-sale portfolio.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  As mentioned above in 2009 management did mark two securities down permanently due these evaluations. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value and due to the fact that the decline in fair value is attributable to changes in interest rates and not to credit quality, these investments are not considered other-than-temporarily impaired.

During calendar year 2009 and 2008, a decline in the fair value of certain securities was deemed to be other-than-temporarily impaired.  The impairments in fair value resulted from the decline in the credit quality of the issuer and not from fluctuations in interest rates.  Consequently, losses related to the above impairments in the amount of $2,213,807 and $1,166,136 were realized by the Company for the years ended December 31, 2009 and 2008, respectively.

Financial Statements
December 31, 2009 and 2008

Note 6 - Loans

The composition of net loans by major loan category, as of December 31, 2009 and 2008, follows:
	December 31,
	2009	2008
Real estate - commercial	$97,783,166	$95,871,496
Real estate - construction	1,369,987	4,378,504
Real estate - residential	37,438,678	34,662,690
Commercial	17,217,611	30,036,270
Consumer	2,049,597	2,580,924
Loans, gross	$155,859,039	$167,529,884
Deduct:
Allowance for loan losses	(4,731,280)	(1,502,823)
Loans, net	$151,127,759	$166,027,061

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual term of the loan.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following is a summary of information pertaining to impaired loans:
	As of and for the Years Ended December 31,
	2009	2008

Impaired loans without a valuation allowance	$15,413,831	$9,904,182
Impaired loans with a valuation allowance	8,796,449	2,554,014
Total impaired loans	$24,210,280	$12,458,196
Valuation allowance related to impaired loans	$2,043,000	$385,000
Average investment in impaired loans	$18,334,238	$11,956,337
Interest recognized on impaired loans	$886,693	$726,241

Loans on non-accrual status amounted to $15,685,437 at December 31, 2009 and to $7,288,982 at December 31, 2008.  Interest recognized on non-accruing loans at December 31, 2009 and 2008 was $318,562 and $111,667, respectively.  Loans past due ninety days or more and still accruing interest amounted to $0 and $83,734 at December 31, 2009 and 2008, respectively.

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

Financial Statements
December 31, 2009 and 2008

Individual consumer loans are predominantly under secured, and the allowance for possible losses associated with these loans has been established accordingly.  Real estate, receivables, inventory, machinery, equipment, or financial instruments generally secure the majority of the non-consumer loan categories.  The amount of collateral obtained is based upon management's evaluation of the borrower.

Activity within the Allowance accounts for the years ended December 31, 2009 and 2008 follows:

	December 31
	2009	2008
Balance, beginning of year	$1,502,823	$1,402,843
Add: Provision for loan losses	11,196,661	445,000
Add: Recoveries of previously charged off amounts	236,274	13,031
Total	$12,935,578	$1,860,874
Deduct: Amount charged off	(8,204,478)	(358,051)
Balance, end of year	$4,731,280	$1,502,823

Note 8 - Property and Equipment

Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation.  Land is stated at cost.  Components of property and equipment included in the consolidated balance sheets at December 31, 2009 and 2008 follow:

	December 31
	2009	2008
Land	$597,747	$410,078
Land Improvements	48,399	48,399
Building	1,067,276	1,069,656
Leasehold improvements	104,549	95,504
Construction in process	1,500,045	—0—
Furniture and equipment	1,455,638	1,430,510
Property and equipment, gross	$4,773,654	$3,054,147
Deduct:
Accumulated depreciation	(1,075,152	(1,024,270
Property and Equipment, net	$3,698,502	$2,029,877

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $204,731 and $210,398, respectively.  Depreciation is charged to operations over the estimated useful lives of the assets.  The estimated useful lives and methods of depreciation for the principal items follow:

Financial Statements
December 31, 2009 and 2008

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

At December 31, 2009 and 2008, the Company had unused loan commitments of approximately $4.8 million and $6.5 million, respectively.  Additionally, there were $0 and $133,000 in commitments under standby letters of credit at December 31, 2009 and 2008, respectively.  Various assets collateralize the majority of the loan commitments.  No material losses are anticipated as a result of these transactions.

On June 30, 1999, the Bank entered into a seven-year contractual agreement (the "Agreement") with a data processing provider.  That Agreement was renegotiated on May 11, 2001, with the new owner of the data processing company.  The Agreement was extended to August, 2008, with a renewal feature for an additional seven-year period.  In March, 2008 the contract was renegotiated with an expiration date of March, 2011.  The monthly service fee varies according to the services used and the number and type of transactions processed.  Expenses associated with the above and predecessor agreements associated with data processing services amounted to $240,349 and $224,349 respectively, for the years ended December 31, 2009 and 2008.

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

Note 10 - Deposits

The following details deposit accounts at December 31, 2009 and 2008:

	December 31,
	2009	2008
Non-interest bearing deposits	$9,686,614	$8,572,582
Interest bearing deposits:
NOW accounts	7,494,022	7,424,222
Money market	18,364,649	16,652,336
Savings	15,738,487	13,388,469
Time, less than $100,000	97,385,541	92,056,263
Time, $100,000 and over	25,906,959	28,184,673
Total deposits	$174,576,272	$166,278,545

At December 31, 2009, the scheduled maturities of all certificates of deposit were as follows:

Year Ending December 31,	Amount
2010	$88,624,901
2011	23,358,457
2012	7,163,116
2013	1,873,059
2014	2,272,967
Total	$123,292,500

At December 31, 2009 and 2008, the Company held brokered time deposits in the amount of $11,647,000 and $26,543,000, respectively.  At December 31, 2009 and 2008, overdraft deposit accounts reclassified to loans aggregated $43,175 and $23,160, respectively.

Note 11 - Borrowings

During calendar year 2008, the Company obtained a $1.1 million line of credit (the “LOC”), of which $1,065,205 and $805,764 were outstanding at December 31, 2009 and 2008, respectively.  The above LOC is secured by all of the Bank's issued and outstanding common stock; it carries a rate of published "Wall Street Journal" prime rate plus 1.00% with a floor of 6.00%.  The LOC provides for interest-only monthly payments until December 31, 2009, when principal and accrued interest became due.   Upon maturity, the LOC was subsequently extended for two additional weeks.  At the end of the expiration period, the LOC remained unpaid and is therefore in default.

During calendar years 2009 and 2008, the Bank obtained several funding advances from the Federal Home Loan Bank (the "FHLB").  The above advances are secured by a blanket lien on all real estate mortgages held by the Bank.  The outstanding balance on the above funding advances amounted to $18,000,000 and $29,000,000, respectively, at December 31, 2009 and 2008.  Additional information concerning these advances follow.  Note that all interest rates are fixed:

Financial Statements
December 31, 2009 and 2008

Amounts
December 31, 2009	December 31, 2008	Interest Rate	Date of Maturity
—0—	3,000,000	.46%	08-27-2009
5,000,000	5,000,000	4.32%	03-05-2012
—0—	3,000,000	4.84%	05-14-2012
3,000,000	3,000,000	4.48%	05-18-2012
5,000,000	5,000,000	4.76%	06-22-2012
—0—	5,000,000	3.06%	07-22-2015
5,000,000	5,000,000	3.35%	07-23-2018
$18,000,000	$29,000,000	N/A	N/A

During calendar year 2009, a $3.0 million advance matured and was paid-off.  Two other advances, aggregating $8.0 million were paid-off prior to maturity to improve the Bank’s liquidity position and reduce interest expense.  A penalty of approximately $413,000 was incurred by the Bank during calendar year 2009 to compensate the FHLB for the early prepayments of the advances.

Note 12 - Interest on Deposits and Borrowings

A summary of interest expense for the years ended December 31, 2009 and 2008 follows:

	December 31,
	2009	2008
Interest on NOW accounts	$19,281	$20,217
Interest on money market accounts	286,871	463,428
Interest on savings accounts	247,591	437,751
Interest on CDs under 100,000	3,139,675	3,789,294
Interest on CDs $100,000 and over	928,539	1,213,312
Interest on borrowings	1,168,531	1,091,905
Total interest on deposits and borrowings	$5,790,488	$7,015,907

Note 13 - Other Operating Expenses

A summary of other operating expenses for the years ended December 31, 2009 and 2008 follows:

	December 31,
	2009	2008
Postage and courier	$69,299	$68,358
Advertising and promotion	69,704	106,535
Taxes and insurance	97,809	64,549
Telephone	32,748	29,528
Supplies and printing	36,937	41,007
Meetings and seminars	46,027	39,484
Correspondent bank charges	36,849	57,830
Other real estate expense	85,739	164,138
Directors' fees	31,700	52,700
Investment advisor expense	31,222	19,873
FHLB prepayment penalties	413,168	—0—
Other	217,827	167,493
Total other operating expenses	$1,169,029	$811,495

Financial Statements
December 31, 2009 and 2008

Note 14 - Income Taxes

As of December 31, 2009 and 2008, the Company's provision for income taxes consisted of the following:

	2009	2008
Current	$(1,880,281)	$310,845
Deferred	(1,730,449)	(107,064)
	$(3,610,730)	$203,781

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	December 31,
	2009	2008
Tax provision at Federal statutory rate	$(3,990,943)	$269,195
Increase in valuation allowance	367,081	— 0 —
Other	13,132	(65,414)
Income tax expense/(benefit)	$(3,610,730)	$203,781

The components of deferred income taxes are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Loan loss reserves	$1,608,635	$510,960
Other real estate owned (OREO)	156,736	125,540
Securities, OTTI	191,853	—0—
Stock options/warrants	66,980	57,980
Loss carry forward	913,031	—0—
Unrealized loss, AFS securities	150,083	628,320
Total	3,087,318	1,322,800
Deferred tax liabilities:
Depreciation	143,605	109,536
Total	143,605	109,536
Deferred tax asset, net	$2,943,713	$1,213,264
Valuation allowance	(367,081)	—0—
Deferred tax assets, net of valuation	$2,576,632	$1,213,264

Financial Statements
December 31, 2009 and 2008

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that deferred tax assets, net of the valuation allowance, will be recognized in future years.

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

No options/warrants were granted during calendar year 2009.  For the year ended December 31, 2008, 20,200 options were granted to Bank employees with a fair value of $2.87 per option.  Below are the assumptions used to determine the fair value of each option:

December 31,
2008

Risk-free interest rate	2.25%
Expected life of the options	10 years
Expected dividends	1.25%
Expected volatility	20.0%

In connection with the initial offering of common stock, the Company granted warrants to certain organizers to purchase 206,280 shares of the Company’s common stock at an exercise price of $5.50 per share.  These warrants, which were fully vested as of December 31, 2002, have expired on October 25, 2009.

A summary of the options/warrants activity for the years ended December 31, 2009 and 2008 is presented below.

Financial Statements
December 31, 2009 and 2008

	Number of Shares	Weighted-Average Exercise Price

Outstanding, December 31, 2007	329,239	$6.69

Granted during 2008	20,200	$8.50
Exercised during 2008	-0-
Forfeited during 2008	(4,400)	11.43

Outstanding, December 31, 2008	345,039	$6.86

Granted during 2009	—0—	$—0—
Exercised during 2009	(1,693)	5.50
Forfeited during 2009	(217,869)	5.51

Outstanding, December 31, 2009	125,477	$9.20

Lease of a Branch Office.  On February 9, 2001, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the "Horizon Partnership") to lease approximately 3,800 square-feet of a new office building in Bradenton, Florida.  Four of the Company's board members are also the majority owners of the Horizon Partnership.  The lease, which commenced on June 1, 2001, is for a period of 10 years with two consecutive five-year extensions.  In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments that may be levied against the property.  The total monthly payment approximates $9,500, an amount that was paid beginning with the September 1, 2001 payment.  The monthly lease payments increase by 3% on the date of each anniversary.  For the years ended December 31, 2009 and 2008, expenses associated with this lease amounted to $120,074 and $117,911, respectively.

On May 18, 2005, the Bank entered into a lease agreement with TCB,LLP, (the "TCB Partnership") to lease approximately 3,800 square-feet of a new office building in Palmetto, Florida.  Five of the Company's board members are also the majority owners of TCB, LLP.  The lease, which commenced on October 10, 2005, is for a period of 10 years with two consecutive five-year extensions.  In addition to the monthly lease payment, the Bank is required to pay pro-rata real estate taxes and special assessments that may be levied against the property.  The total monthly payment approximates $10,000, an amount that was paid beginning with the October 11, 2005 payment.  The monthly lease payments increase by 3% on the date of each anniversary.  For the years ended December 31, 2009 and 2008, expenses associated with this lease amounted to $124,797 and $120,142 respectively.

Financial Statements
December 31, 2009 and 2008

On February 8, 2008, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the "Horizon Partnership") to lease approximately 3,550 square-feet of a new office building in Brandon, Florida.  Four of the Company's board members are also the majority owners of the Horizon Partnership.  The lease, which commenced on March 19, 2009, is for a period of 10 years with two consecutive five-year extensions.  In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments that may be levied against the property.  The total monthly payment approximates $15,985, an amount that was paid beginning with the March 19, 2009 payment.  The monthly lease payments increase by 3% on the date of each anniversary.  For the year ended December 31, 2009, expenses associated with this lease amounted to $159,850.

As of December 31, 2009, the future minimum lease commitments are as follows:

Year Ending December 31,	Amount
2010	$447,453
2011	386,538
2012	344,816
2013	355,160
2014	365,815
Thereafter	1,132,349
Total	$3,032,131

Payments to Directors.  One director received $27,230 and $19,114 for products and services sold to the Company during the years ended December 31, 2009 and 2008, respectively.  The aggregate fees to directors during the years ended December 31, 2009 and 2008 amounted to $31,700 and $53,200, respectively.

Borrowings and Deposits by Directors and Executive Officers.  Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business.  As of December 31, 2009 and 2008, loans outstanding to directors, their related interests and executive officers aggregated $7,935,266 and $8,109,442 respectively.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties.  In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar years 2009 and 2008 follows:
	Insider Loan Transactions
	2009	2007
Balance, beginning of year	$8,109,442	$7,595,980
New loans	245,000	1,109,082
Less: Principal reductions	(419,176)	(595,620)
Balance, end of year	$7,935,266	$8,109,442

Financial Statements
December 31, 2009 and 2008

Deposits by directors, executive officers and their related interests, as of December 31, 2009 and 2008 approximated $1,559,642 and $3,077,357 respectively.

Note 16 - Concentrations of Credit

The Company originates primarily commercial, residential, and consumer loans to customers in Manatee County, Florida, and surrounding counties.  The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Manatee County and the surrounding counties.

Eighty-two percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area.  Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area.  Another five percent or $8,473,726 of the Company's loan portfolio is concentrated in loans guaranteed by the United States Department of Agriculture.  The majority of these loans are secured by real estate and all are guaranteed with the full faith and credit of the United States government.  The other significant concentrations of credit by type of loan are set forth under Note 6.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank's statutory capital, or approximately $1.9 million at December 31, 2009.

Note 17 - Regulatory Matters

The Company is supervised and regulated by OFR and FRB.  The Bank was chartered by the State of Florida and is a member of the Federal Reserve System.  As such, the Bank too is supervised and regulated by OFR and by the FRB.

Various requirements and restrictions under federal and state laws regulate the operations of the Company.  These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations.  The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank.  The Bank is subject to limitations under state and federal laws in the amount of dividends it may declare.  At December 31, 2009, none of the Bank's retained earnings was available for dividend declaration.  During the year ended December 31, 2009 the Bank paid no dividends to its parent company.

The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the FRB.  Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the FRB exerts considerable influence over the cost and availability of funds obtained for lending and investing.  Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities.  Pursuant to the FRB's reserve requirements, the Bank was not required to maintain cash reserve balances at December 31, 2009.

Financial Statements
December 31, 2009 and 2008

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements (see Note 2).  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).

The prompt corrective action regulations provide five capital categories, including (in descending order) well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  These categories are not meant to represent overall financial conditions.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

Below are the Bank’s and the Company’s three capital ratios, as of December 31, 2009, as well as the standardized ratio metrics associated with certain capital categories.  Note that RWA denotes risk-weighted assets.

Financial Statements
December 31, 2009 and 2008

December 31, 2009
			Significantly		Adequately
	Bank	Company	Undercapitalized	Undercapitalized	Capitalized
Tier 1 Leverage	2.6%	2.1%	< 3.0%	< 4.0%	≥ 4.0%
Tier 1 to RWA	3.6%	2.9%	< 3.0%	< 4.0%	≥ 4.0%
Total capital to RWA	4.9%	4.2%	< 6.0%	< 8.0%	≥ 8.0%

The Bank is significantly undercapitalized based on two capital ratio standards, and adequately capitalized based on one capital ratio standard.  The Company is significantly undercapitalized based on two capital ratio standards and undercapitalized based on one capital ratio standard.  Refer to Note 2 for information concerning the Written Agreement and the PCA Directive.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

			Minimum Regulatory Capital Guidelines for Banks
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2009:
Total capital-risk-based
(to risk-weighted assets):
Bank	$7,208	4.9%	$11,755	>	8%	$14,694	>	10%
Consolidated	6,169	4.2%	11,755	>	8%	N/A	>	N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
Bank	$5,335	3.6%	$5,878	>	4%	$8,816	>	6%
Consolidated	4,297	2.9%	5,877	>	4%	N/A		N/A

Tier 1 capital-leverage
(to average assets):
Bank	$5,335	2.6%	$8,210	>	4%	$10,262	>	5%
Consolidated	4,297	2.1%	8,210	>	4%	N/A		N/A
	Actual		Adequately Capitalized			Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2008:
Total capital-risk-based
(to risk-weighted assets):
Bank	$16,476	10.2%	$12,888	>	8%	$16,110	>	10%
Consolidated	15,716	9.6%	12,890	>	8%	N/A	>	N/A

Tier 1 capital-risk-based
(to risk-weighted assets):
Bank	$14.973	9.3%	$6,444	>	4%	$9,666	>	6%
Consolidated	14,213	8.8%	6,445	>	4%	N/A		N/A

Tier 1 capital-leverage
(to average assets):
Bank	$16,476	7.2%	$8,380	>	4%	$10,476	>	5%
Consolidated	15,716	6.8%	8,380	>	4%	N/A		N/A

Financial Statements
December 31, 2009 and 2008

Note 18 - Fair Value of Financial Instruments

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the accounting standards for fair value measurements and disclosure, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Financial Statements
December 31, 2009 and 2008

Level 3:  Significant unobservable inputs that are supported by little or no market activity for the asset or liability:  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

Recurring Fair Value Changes

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classifications of such instruments pursuant to the valuation hierarchy.

Investment securities:  The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31:
		Fair Value Measurements at December 31,
		2009 Using
		Quoted Prices
		In Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment Securities	$13,081	$—	$6,191	$6,890
Loans Held for Sale	$1,262	$—	$1,262	$—

		Fair Value Measurements at December 31,
		2008 Using
		Quoted Prices
		In Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment Securities	$17,965	$—	$17,965	$—
Loans Held for Sale	$2,000	$—	$2,000	$—

Financial Statements
December 31, 2009 and 2008

Nonrecurring Fair Value Changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  These instruments are not measured at fair value on an ongoing basis, but subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write-downs.  The write-downs for the Company’s more significant assets or liabilities measured on a nonrecurring basis are based on the lower of amortized or estimated fair value.

Impaired loans and other real estate owned (“OREO”):  Impaired loans and OREO are evaluated and valued at the time the loan or OREO is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral for impaired loans may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  Its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals.  Impaired loans and OREO are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  Impaired loans measured on a nonrecurring basis do not include pools of impaired loans.

Assets and liabilities with an impairment charge during the current year and measured at fair value on a nonrecurring basis are summarized below as of December 31:

	Carrying Values at December 31, 2009
					Total
($ in thousands)	Total	Level 1	Level 2	Level 3	Gain (loss)
Impaired loans	$22,167	$	$	$22,167	$(2,043)
OREO	$2,579	$	$	$2,579	$(461)

	Carrying Values at December 31, 2008
					Total
($ in thousands)	Total	Level 1	Level 2	Level 3	Gain (loss)
Impaired loans	$12,073	$	$	$12,073	$(385)
OREO	$2,815	$	$	$2,815	$—

Fair Value Disclosures

Accounting standards require the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Company did not elect the fair value option.  The fair value represents management’s best estimates based on a range of methodologies and assumptions.

Cash and due from banks, federal funds sold, loans held for sale, accrued interest receivable, all non-maturity deposits, short-term borrowings, subordinated debt and accrued interest payable have carrying amounts which approximate fair value primarily because of the short repricing opportunities of those instruments.

Financial Statements
December 31, 2009 and 2008

Following is a description of the methods and assumptions used by the Company to estimate the fair value of its financial instruments:

Investment securities:  Fair value is based upon quoted market prices if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Restricted equity securities are carried at cost because no market value is available.

Loans:  The fair value is estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, mortgage, and consumer loans.  The fair value of the loan portfolio is calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan.  The estimated fair value of the Bank’s off-balance sheet commitments is nominal since the committed rates approximate current rates offered for commitments with similar rate and maturity characteristics and since the estimated credit risk associated with such commitments is not significant.

Deposit liabilities:  The fair value of time deposits is estimated using the discounted value of contractual cash flows based on current rates offered for deposits of similar remaining maturities.

FHLB advances – long term:  The fair value is estimated using the discounted value of contractual cash flows based on current rates offered for debt of similar remaining maturities and/or termination values provided by the FHLB.

The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2009 and 2008.  The information presented is based on pertinent information available to management as of December 31, 2009 and 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$9,719,612	$9,719,612	$2,236,783	$2,236,783
Federal funds sold	—0—	—0—	147,000	147,000
Securities held-to-maturity	11,462,744	10,517,358	13,086,900	11,451,219
Securities available-for-sale	13,080,811	13,080,811	17,965,410	17,965,410
Loans, net	151,127,759	152,659,810	166,027,061	166,482,173
Accrued interest receivable	1,184,830	1,184,830	1,411,450	1,411,450

Financial liabilities:
Deposits	$174,576,272	$172,678,983	$166,278,545	$165,617,772
Borrowings	19,065,205	20,057,245	29,805,764	30,795,322
Federal funds purchased	——0——	——0——	——0——	——0——
Accrued Interest Payable	34,824	34,824	129,751	129,751

Financial Statements
December 31, 2009 and 2008

Note 19 - Dividends

In accordance with regulatory directives, the Bank is unable to pay dividends unless it obtains prior approval from its banking regulators.

Note 20 - Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.

Parent Company Balance Sheets
	December 31,
	2009	2008
Assets
Cash	$376	$9,302
Investment in Bank	6,705,535	13,753,020
Other Assets	26,455	37,062
Total Assets	$6,732,366	$13,799,384

Liabilities and Shareholders' Equity:

Dividends payable	$—0—	$199,090
Notes payable	1,065,205	805,764
Total Liabilities	$1,065,205	$1,004,854
Treasury stock	$(479,393)	$(479,393)
Common Stock	18,099	18,082
Paid-in-capital	10,428,214	10,358,919
Retained earnings	(4,006,176)	4,116,602
Accumulated comprehensive income	(293,583)	(1,219,680)
Total Shareholders' equity	$5,667,161	$12,794,530
Total Liabilities and Shareholders' equity	$6,732,366	$13,799,384

Parent Company Statements of Operations

	December 31,
	2009	2008
Dividends from subsidiary	$—0—	$—0—
Interest income	(59,147)	$(1,857)
Compensation expense	(60,000)	(70,338)
Miscellaneous expense	(63,009)	(111,285)
Income/(loss) before income tax, and equity in undistributed income of the Bank	$(182,156)	$(183,480)
Income tax expense/(benefit)	(28,401)	(46,350)
Income/(loss) before equity in undistributed income of the Bank	$(153,755)	$(137,130)
Equity in undistributed income/(loss) of the Bank	(7,973,583)	725,100
Net income/(loss)	$(8,127,338)	$587,970

Financial Statements
December 31, 2009 and 2008

Parent Company Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$(8,127,338)	$587,970
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	7,973,583	(725,100)
Change in other assets	10,607	59,609
Change in other liabilities	(134,531)	73,805
Net cash provided by operating activities	$(277,679)	$(3,716)
Cash flows from investing activities:
Net cash provided/(used) by investing activities	$—0—	$—0—
Cash flows from financing activities:
Exercise of warrants/options	$9,312	$—0—
Purchase of treasury stock	—0—	(247,000)
Increase in note payable	259,441	805,764
Push down capital to subsidiary bank	—0—	(800,000)
Cash dividend	—0—	(199,090)
Net cash provided/(used) by financing activities	$268,753	$(440,326)
Net change in cash and cash equivalents	$(8,926)	$(444,042)
Cash and cash equivalents, beginning of year	9,302	453,344
Cash and cash equivalents, end of year	$376	$9,302

Item 8.	Changes in and Disagreements With Accountants and Financial Disclosure.

     The registrant did not change accountants in 2009 and continues to engage the independent accounting firm of Francis & Company, CPAs.

Item 8A(T).	Controls and Procedures.

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

     Our evaluation of internal control over financial reporting as of December 31, 2009, was conducted on the basis of framework in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting.

     There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B.	Other Information.

     There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2009, that was not reported.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance.

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

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2010 annual meeting, including the information set forth under the caption "Executive Compensation."

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2010 annual meeting, including the information set forth under the captions "Beneficial Ownership of the Company's Common Stock."

Item 12.	Certain Relationships and Related Transactions and Director Independence.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2010 annual meeting, including the information set forth under the caption "Certain Relationships and Related Transactions."

Item 13.	Principal Accountant Fees and Services.

     The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2010 annual meeting, including the information set forth under the caption "Fees Paid to Independent Auditors."

Item 14.	Exhibits and Financial Statement Schedules.

Exhibit Number	Sequential Description
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

Date:   April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Charles S. Conoley	President, Chief Executive Officer and Director	April 15, 2010
Charles S. Conoley

/S/ Michael Shannon Glasgow	Director	April 15, 2010
Michael Shannon Glasgow

/S/ Barclay Kirkland, D.D.S.	Director	April 15, 2010
Barclay Kirkland, D.D.S.

/S/ C. Donald Miller, Jr.	Director	April 15, 2010
C. Donald Miller, Jr.

/S/ David K. Scherer	Director	April 15, 2010
David K. Scherer

/S/ Bruce E. Shackelford	Director	April 15, 2010
Bruce E. Shackelford

/S/ Elizabeth Thomason, D.M.D.	Director	April 15, 2010
Elizabeth Thomason, D.M.D.

/S/ Mary Ann P. Turner	Chairman of the Board of Directors	April 15, 2010
Mary Ann P. Turner

/S/ Clarence R. Urban	Director	April 15, 2010
Clarence R. Urban