Form 10-Q
period 2010-03-31
HORIZON BANCORPORATION INC
filed 2010-05-24
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common Stock $0.01 Par Value as of May 6, 2010: Issued 1,809,912 Shares; Outstanding: 1,770,139 Shares

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents
Cash and due from banks	$10,574,103	$9,719,612
Federal funds sold	—0—	—0—
Total cash and cash equivalents	10,574,103	9,719,612
Securities:
Held to maturity, at amortized cost	10,909,566	11,462,744
Available-for-sale at fair value	12,450,146	13,080,811
Loans held for sale	—0—	1,262,199
Loans receivable, net	143,718,949	151,127,759
Property and equipment, net	3,665,084	3,698,502
Other real estate owned	6,776,662	2,579,138
Other assets	7,027,815	6,568,241

	$195,122,325	$199,499,006

Liabilities
Deposits
Noninterest-bearing	$11,415,503	$9,686,614
Interest-bearing	160,749,781	164,889,658
Total deposits	172,165,284	174,576,272
Federal Home Loan Bank borrowings	18,000,000	18,000,000
Note Payable	1,025,205	1,065,205
Other liabilities	35,232	190,368
Total liabilities	191,225,721	193,831,845

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-
Treasury stock outstanding 39,733 shares at March 31, 2010 and December 31, 2009	(479,393)	(479,393)
Common stock, $.01 par value 25,000,000 shares authorized; 1,809,912 Issued and 1,770,139 outstanding at March 31, 2010 and December 31, 2009	18,099	18,099
Additional paid in capital	10,440,895	10,428,214
Retained earnings	(5,877,088)	(4,006,176)
Accumulated other comprehensive income (loss), net of tax	(205,909)	(293,583)
Total shareholders' equity	3,896,604	5,667,161

	$195,122,325	$199,499,006

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income
Interest and fees on loans	$2,285,300	$2,711,003
Interest on investment securities	277,350	416,742
Interest on federal funds	3,267	782
Total interest income	2,565,917	3,128,527
Interest expense
Interest on deposits	852,127	1,329,086
Interest on borrowings	210,393	277,559
Total interest expense	1,062,520	1,606,645
Net interest income	1,503,397	1,521,882
Provision for loan losses	2,697,973	220,000
Net interest income after provision for loan losses	(1,194,576)	1,301,882
Other income
Gain on sales of loans	200,000	—0—
Impairment loss, other real estate owned	(246,276)	(1,631)
Impairment loss, securities	(61,081)	—0—
Gain on sale of servicing assets	—0—	—0—
Gain on sale of other assets	—0—	7,500
Gain on sale of securities	995	—0—
Service charges on deposit accounts	20,815	18,896
Loan servicing income	48,570	—0—
Miscellaneous , other	52,815	35,234
Total other income	15,838	59,999
Other expenses
Salaries and benefits	637,504	629,398
Building and equipment expense	237,584	198,591
Professional fees	142,531	49,979
FDIC insurance expense	188,922	34,107
Data processing and software expense	87,510	94,637
Other operating expense	275,752	190,404
Total operating expense	1,569,803	1,197,116
Income/(loss) before income taxes	(2,748,541)	164,765
Income tax expense/(benefit)	(877,629)	21,510
Net Income/(loss)	$(1,870,912)	$143,255
Basic income/(loss) per share	$(1.06)	$0.08
Diluted income/(loss) per share	$(1.06)	$0.08

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three months ended March 31, 2010	For the Three months ended March 31, 2009
Cash flows from operating activities
Net cash provided by operating activities	$(1,871,693)	$(4,223,496)
Cash flows from investing activities
Proceeds from sale of other assets	97,769	164,265
Proceeds from sale of loans	4,200,000	—0—
Purchase of securities held to maturity	—0—	(1,019,875)
Purchase of securities available for sale	—0—	—0—
Proceeds from sale of securities	551,115	—0—
Proceeds from maturities and principal repayments of securities available for sale	157,897	137,660
(Purchase)/Repayment of Federal Home Loan Bank Stock	—0—	103,250
(Increase)/decrease in Other real estate owned	(4,542,569)	165,896
Loan originations, net	4,710,837	(646,753)
Property and equipment expenditures, net	2,123	(139,474)
Net cash provided (used) by investing activities	5,177,172	(1,235,031)
Cash flows from financing activities
Exercise of warrants and options	—0—	9,312
Increase/(decrease) in deposits	(2,410,988)	15,285,339
Increase/(decrease) in fed funds purchased	—0—	—0—
Increase/(decrease) in borrowings, net	—0—	(3,000,000)
Increase/(decrease) in Note Payable by Parent	(40,000)	225,000
Purchase of treasury stock	—0—	—0—
Net cash provided by financing activities	(2,450,988)	12,519,651
Net change in cash and cash equivalents	854,491	7,061,124
Cash and cash equivalents at beginning of period	9,719,612	2,383,783
Cash and cash equivalents at end of period	$10,574,103	$9,444,907

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the Three-month periods ended March 31, 2010 and 2009

				Paid in	Retained	Accumulated
	Common Stock		Treasury	Capital	Earnings	Other
	Shares	Par Value	Stock			Income	Total
Balance, December 31, 2008	1,768,446	$18,082	$(479,393)	$10,358,919	$4,116,602	$(1,219,680)	$12,794,530
Comprehensive Income:
Net income, Three-month period ended March 31, 2009	—	—		—	143,255	—	143,255
Net unrealized gain on securities, Three-month period ended March 31, 2009	—	—	-	—		262,640	262,640

Total comprehensive income/(loss) net of tax	—	—	-	—	—	-	405,895

Exercise of warrants	1,693	17	-	9,295		-	9,312
Stock Based Compensation				15,000		-	15,000
Balance, March 31, 2009	1,770,139	$18,099	$(479,393)	$10,383,214	$4,259,857	$(957,040)	$13,224,737
Balance, December 31, 2009	1,770,139	$18,099	$(479,393)	$10,428,214	$(4,006,176)	$(293,583)	$5,667,161
Comprehensive Income:
Net income, Three-month period ended March 31, 2010	—	—		—	(1,870,912)	—	(1,870,912)
Net unrealized gain on securities, Three-month period ended March 31, 2010	—	—	-	—		87,674	87,674

Total comprehensive income/(loss) net of tax	—	—	-	—	—	-	(1,783,238)

Stock Based Compensation	-			12,681		-	12,681
Balance, March 31, 2010	1,770,139	$18,099	$(479,393)	$10,440,895	$(5,877,088)	$(205,909)	$3,896,604

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included.  The results of operations for the period ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in Horizon Bancorporation, Inc.'s Form 10-K.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of March 31, 2010, and December 31, 2009, there were 1,809,912 shares issued respectively. As of March 31, 2010 and December 31, 2009 there were1,770,139 shares outstanding, respectively. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. Effective October 22, 2009, the Board of Directors did designate, by amending the Company’s Articles of Incorporation, a series of preferred stock.  The series, designated as Series A Preferred Stock, consists of 5,000 shares with a liquidation preference of $1,000 per share.  The shares of Series A Preferred Stock are, as of the date of this Report, being offered for sale by the Company in a private offering.  Further details about the offering are set forth in Note 9 and Part I, Item 2 of this Report. As of March 31, 2010, and December 31, 2009, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2010	December 31, 2009
Real estate – commercial	$92,288,381	$97,783,166
Real estate – construction	1,010,552	1,369,987
Real estate – residential	36,085,683	37,438,678
Commercial	17,098,495	17,217,611
Consumer	2,554,392	2,049,597
Loans, gross	149,037,503	155,859,039
Deduct allowance for loan losses	(5,318,554)	(4,731,280)
Loans, net	$143,718,949	$151,127,759

Activity in the allowance for loan losses for the three months ended March 31, are as follows

	2010	2009

Balance at beginning of period	$4,731,280	$1,502,823
Provision for loan losses	2,697,973	220,000
Loans charged-off	(2,138,045)	(70,522)
Recoveries	27,346	—0—

Balance at end of period	$5,318,554	$1,652,301

NOTE 4 – SECURITIES HELD-TO-MATURITY

     Information pertaining to securities with gross unrealized losses at March 31, 2010, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than		Over
	Twelve Months		Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$529,707	$(944)	$6,179,713	$(831,985)	$6,709,420	$(832,929)
Corporate Securities	—0—	—0—	853,200	(76,800)	853,200	(76,800)
Total	$529,707	$(944)	$7,032,913	$(908,785)	$7,562,620	$(909,729)

At March 31, 2010, unrealized losses on held-to-maturity securities amounted to $909,729, representing 8.3% of the total held to maturity portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at March 31, 2010, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less than Twelve Months		Greater than Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$1,982,450	$(10,722)	$—0—	$—0—	$1,982,450	$(10,722)
Collateralized Mortgage obligations	298,804	(239)	—0—	—0—	298,804	(239)
Mortgage backed securities	—0—	—0—	774,178	(118,567)	774,178	(118,567)
Trust preferred securities & other corporate notes	—0—	—0—	1,118,080	(333,900)	1,118,080	(333,900)
Total	$2,281,254	$(10,961)	$1,892,258	$(452,467)	$4,173,512	$(463,428)

 At March 31, 2010, unrealized losses in the securities portfolio amounted to $463,428, representing 3.7% of the total available for sale portfolio. Generally, management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  During the first three months of 2010, management noted a decline in the credit quality of two private issue mortgage backed securities held in the portfolio.  Management recognized an impairment loss of $61,081 during the period with regards to these two securities.

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Basic earnings/(loss) per share
Net income/(loss) applicable to common stock	$(1,870,912)	$143,254
Weighted average shares outstanding	1,770,139	1,770,045
Basic earnings/(loss) per share	$(1.06)	$0.08

Diluted earnings/(loss) per share
Net income/(loss) applicable to common stock	$(1,870,912)	$143,254

Weighted average shares outstanding	1,770,139	1,770,045
Dilutive effect of assumed exercise of stock options/warrants	—0—	31,432
Diluted average shares outstanding	1,770,139	1,801,477

Diluted earnings/(loss) per share	$(1.06)	$0.08

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

The following table summarizes fair value measurements as of March 31, 2010: (in thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Input	Significant Unobservable Inputs
Descriptions	3/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$12,450	$—	$6,668	$5,782
Impaired Loans	$33,801			$33,801
Total	$46,251	$—	$6,668	$39,583

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

NOTE 9 –GOING CONCERN

As described in detail under Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations, the Company faces a number of challenges that may be difficult to meet in a timely manner.  These challenges include, but are not limited to, the achievement of full compliance with the requirements of the PCA Directive, the Written Agreement, as well as the payment or further extension of the Company’s $1.1 million loan from 1st Manatee Bank secured by 100% of the Bank’s common stock.  To meet these challenges, a minimum of approximately $10.0 million of additional capital raised by means of the Offering will be necessary.

The Company’s ability to raise additional capital will depend on conditions in the capital markets at this time, which are outside the Company’s control, and on the Company’s financial performance.  Accordingly, the Company cannot be certain of its ability to raise additional capital if needed or on terms acceptable to the Company.  Inability to raise additional capital when needed or comply with the terms of the PCA Directive, the Written Agreement and the loan from 1st Manatee Bank  raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Developments

1.  Regulatory Enforcement Actions.

     As previously reported, for the last twelve months, similar to other financial institutions, our business, financial condition, credit performance from loans and operating results have been adversely affected by dramatic declines in the real estate and capital markets in Manatee County.  As a result, writeoffs and writedowns of loans and securities held for investment and additions to the Bank’s Allowance for Loan and Lease Losses (“ALLL”) have caused the Bank’s main three regulatory ratios to decline significantly.  Following is a summary of the three ratios as of the end of the quarters indicated and the corresponding status of the Bank under the relevant designations established by the Board of Governors of the Federal Reserve System (the “Board of Governors”).

Name of Ratio	Ratio	Corresponding Status

6/30/09
Leverage Ratio	4.0%	Undercapitalized
Total Risk Assets-Based Ratio	6.7%
Tier 1 Risk Assets-Based Ratio	5.4%

9/30/09
Leverage Ratio	4.1%	Undercapitalized
Total Risk Assets-Based Ratio	6.9%
Tier 1 Risk Assets-Based Ratio	5.6%

12/31/09
Leverage Ratio	2.6%	Significantly
Total Risk Assets-Based Ratio	4.9%	Undercapitalized
Tier 1 Risk Assets-Based Ratio	3.6%

3/31/10
Leverage Ratio	1.3%	Critically
Total Risk Assets-Based Ratio	3.1%	Undercapitalized
Tier 1 Risk Assets-Based Ratio	1.8%

     The deterioration in the Bank’s capital position has given rise to several regulatory enforcement actions followed by responses from the Company and the Bank.  Specifically:

•	Based on the findings of the May 25, 2009 examination of the Bank by Federal Reserve Bank of Atlanta (the “Atlanta Fed”) and the Florida Office of Financial Regulation (the “OFR”), the Atlanta Fed

-
by letter, dated May 28, 2009, prohibited, without prior approval, the incurring by the Company of any indebtedness, the purchasing or redeeming by the Company of any stock and the taking by the Company of any payment from the Bank representing a reduction in the Bank’s capital; and

-
by letter, dated August 5, 2009, declared the Bank to be undercapitalized, required the Bank to submit a capital restoration plan and prohibited, without prior approval, the Bank from paying dividends, growing in total assets and expanding by acquisition, branching or new lines of business.

•
In response, we submitted, on August 20, 2009, a capital restoration plan, which was deemed not to be acceptable by the Atlanta Fed on September 28, 2009.  We then submitted, on October 9, 2009, a revised capital restoration plan, which was deemed not to be acceptable by the Atlanta Fed on January 27, 2010.

•
On November 4, 2009, the Bank entered into a written agreement with the Atlanta Fed and the OFR (the “Written Agreement”).  As previously reported, under the Written Agreement, the Bank agreed to submit a host of written plans, conduct an independent review of its loan portfolio and several other measures, including another capital enhancement plan.  As of the date of this Report, the Bank has complied with all of the provisions of the Written Agreement and has not yet received a response to the capital enhancement plan submitted.

     On March 4, 2010, the Board of Governors issued to the Bank a Prompt Corrective Action Directive Pursuant to Section 38 of the Federal Deposit Insurance Act, as Amended (the “PCA”).  The PCA directed that the Bank immediately take the following actions:

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

     As previously reported, on March 22, 2010, we filed an appeal of the PCA with the Board of Governors.  As of the date of this Report, we have received no response from the Board of Governors with respect to the appeal.

     In March 2010, the Atlanta Fed and the OFR conducted another examination of the Bank (the “March 2010 Examination”).  Based on the preliminary results of the March 2010 Examination, the Bank amended its December 31, 2009 and its March 31, 2010 Call Reports to further reduce its regulatory capital.  The March 31, 2010 Call Report and the financial statements included in this Report do not reflect an approximately $179,028 ($2,877,001 - 2,697,973) excess addition to the Bank’s ALLL claimed by the Atlanta Fed to be necessary which we do not believe is necessary or appropriate.

     On April 21, 2010, at the request of the OFR, the Bank’s Board of Directors adopted a series of resolutions pursuant to which, among other things, the Bank:

•	recognized that the OFR and the Board of Governors have reason to conclude that the Bank is threatened with imminent insolvency; and

•
consented (i) to the appointment of a receiver for the Bank as such time as the OFR determines in its sole discretion and (ii) when the OFR requests a judicial confirmation of the appointment of a receiver, to the OFR being allowed to represent to the relevant court that the Bank is not opposed to the OFR’s determination that the Bank is then imminently insolvent or insolvent.

As of March 31, 2010, the Bank’s capital computed in accordance with the definition of imminently insolvent, set forth in Florida Statutes Section 655.055(1)(k) is 2.54%, higher than the 2.0% treshhold below which the Bank would be considered imminently insolvent.

2.  The Company’s Loan From 1st Manatee Bank.

     As previously reported, on March 26, 2010, 1st Manatee Bank and the Company entered into an amendment to the forbearance agreement previously entered into on March 12, 2010, with respect to the failure by the Company to repay an approximately $1.1 million loan, secured by all of the outstanding stock of the Bank held by the Company, owed by the Company to 1st Manatee Bank.  Pursuant to the forebearance agreement as amended, in consideration of the payment of $104,000, the forebearance period with respect to such failure has been extended to June 15, 2010.  In addition, if the Bank receives a directive, on or before June 15, 2010, from the Atlanta Fed and the OFR requiring the Bank to raise additional capital, the forebearance period will be automatically extended for a period of time the Bank is given to raise the required capital.

3.  Equity Offering.

    As of the filing date of this Report, we are engaged in an urgent effort to raise the equity capital which would allow the Bank to be restored to at least the status of adequately capitalized.  For this purpose, since April 30, 2010, the Company has been conducting an equity offering (the “Offering”) of a minimum of $10.0 million and a maximum of $12.5 million in shares of 7% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The shares of the Series A Preferred Stock, which are being offered in a private placement to accredited investors only, have a liquidation performance of $1,000, are entitled to cumulative dividends of 7% per annum, accruing and payable semiannually, and are convertible into shares of the Company’s common stock after the first anniversary of the issuance date at a conversion price equal to the higher of (a) $2.50 per share or (b) book value per share of the common stock at the time of conversion, but not to exceed $7.50 per share.

     Under the terms of the Offering, the proceeds may be released to the Company from escrow only if the $10.0 million minimum is reached and the Atlanta Fed and the OFR approve the capital restoration plan for the Bank based on the Offering.  This means that the proceeds of the Offering will not be released to the Company and, accordingly, the purchasers in the Offering will be refunded their investment, unless the Atlanta Fed and the OFR approve the Offering and any matters related thereto, e.g. change of control matters arising from the number of shares of the Series A Preferred Stock acquired by a given purchaser.  A copy of the Amended and Restated Confidential Private Placement Memorandum, dated April 30, 2010, describing the Offering, is available at the Company’s website at www.horizonbankfl.com.  The Offering expires on June 20, 2010.

     As of the filing date of this Report, the Company has received subscriptions in the Offering for approximately $1.1 million, with another $1.1 million to come from a standby loan commitment undertaken by a group of investors, consisting mainly of Company directors, who will use the loan proceeds to purchase Series A Preferred Stock in the offering.  Also, as of the filing date of this Report, the Company and the Bank are engaged in negotiations with a potential purchaser of the Bank’s main banking facility, which sale is expected to generate a $1.3 million net profit and addition to the Bank’s capital.  Furthermore, on May 19, 2010, we have entered into a letter of intent with Southport Asset Management, LLC, a San Diego-based investment banking firm (“Southport”), pursuant to which Southport will arrange for both (i) the purchase by an investor of up to $10.25 million of the Bank’s nonperforming loans and other real estate owned at a purchase price equal to 68% of the assets’ book value and (ii) the purchase by several investors of $3.0 million of the Series A Preferred Stock in the Offering.

4.  Summary.

     As shown under “Liquidity and Capital Resources” below, the net proceeds of the minimum Offering, after using approximately $1.1 million thereof to repay the 1st Manatee Bank loan, would be sufficient to bring the Bank’s main capital ratios above the minimum required for purposes of the adequately capitalized status, while the proceeds of the maximum Offering would be sufficient to bring such capital ratios close to the ratios required in the Bank’s case for purposes of the well capitalized status.  We are, however, engaged in a very challenging race against time having to show to the Atlanta Fed and the OFR, during the next several weeks, that at least the minimum Offering is likely to be successful and that we should thus be given additional time to close the Offering, and, if appropriate, to sell the Bank’s building and/or the nonperforming assets to the investor arranged by Southport.  We expect that such showing is, realistically, likely to be accepted by the Atlanta Fed and the OFR if and only if we receive during such short period of time a combination of cash paid into escrow and executed binding subscription agreements equal in the aggregate to the minimum Offering.

     There is no assurance that in spite of our best efforts the Company can achieve this combination of cash paid into the escrow and subscription agreements during the next several weeks.  Failure to do so will give the Atlanta Fed and the OFR the basis for causing the appointment of the FDIC as the receiver for the Bank’s assets and liabilities, most likely in conjunction with a sale of the Bank to another financial institution.  Under such circumstances, our existing shareholders will lose their entire investment in the Company.

Results of Operations

Overall Net Income

The Company reported a net loss of $1,871,000, including a $2,697,973 addition to the ALLL, for the quarter ended March 31, 2010, compared to net income of $143,000 for the quarter ended March 31, 2009.  Basic and diluted losses per share were $1.06 for the three months ended March 31, 2010. Basic and diluted earnings per share for the three months ended March 31, 2009 were $0.08.

Net Interest Income.

Net interest income was $1.50 million and $1.52 million for the three months ended March 31, 2010 and 2009, respectively.  Decreasing rates and volumes led to the decrease of $19,000 between these two periods.

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

	Three months ended March 31, 2010 Compared with Three months ended March 31, 2009
	(in thousands)
	Increase (decrease) due to:
	Volume	Rate	Total
Interest earned on:

Taxable/Nontaxable securities	(107)	(33)	(140)
Federal funds sold	—	2	2
Net loans	(261)	(164)	(425)

Total Interest Income	(368)	(195)	(563)

Interest paid on:

NOW and money market deposits	3	(13)	(10)
Savings deposits	8	(4)	4
Time deposits	(71)	(400)	(471)
Other borrowings	(100)	33	(67)

Total interest Expense	(160)	(384)	(544)

Change in net interest income	$(208)	$189	$(19)

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank and helps to further explain the slight increase in net interest income.

	Three months ended March 31,
	2010			2009
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$2,999	$3	0.40%	$2,228	$1	0.18%
Securities	23,982	277	4.62	33,083	417	5.04
Loans receivable	153,858	2,286	5.94	170,968	2,711	6.34
Total interest-earning assets	$180,839	2,566	5.68	$206,279	3,129	6.07

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$25,285	70	1.11	$24,461	80	1.31
Savings deposits	15,668	65	1.66	13,490	61	1.81
Time deposits	122,627	718	2.34	130,849	1,189	3.63
Other borrowings	19,065	210	4.41	27,752	277	3.99
Total interest-bearing liabilities	$182,645	1,063	2.33	$196,552	1,607	3.27
Interest rate spread			3.35%			2.80%
Net interest income and net interest Margin		$1,503	3.32%		$1,522	2.95%

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

Other Income.

A gain of $16,000 was recorded for the three months ended March 31, 2010.  This gain compares to $60,000 gain of other income for the same period in 2009, a decrease of $44,000.  During the three months ended March 31, 2010, the Bank realized security losses of $61,000, while a loss of $2,000 was recorded in 2009.  An impairment of other real estate owned of $246,000 was recorded in 2010, while an impairment of $2,000 was  recorded in 2009.  These losses were offset by a gain on sale of loans of $179,000.  The impairments on other real estate owned and securities in 2010 were offset by a $200,000 gain on the sale of loans and loan servicing income of $49,000.  No such transactions were recorded in 2009.

The gains on loans are related to loans that are partially guaranteed by an agency of the United States government, such as the SBA (Small Business Administration) and the USDA (United States Department of Agriculture). Generally, we sell these loans neither because of credit quality deterioration or liquidity but in order to mitigate the risk of early payoffs and thus the risk of adverse impact on our net income.  Specifically, in case of a government-guaranteed loan exceeding $1.5 million, we generally sell the guaranteed portion and, at nearly the same time, acquire from an unrelated party the guaranteed portion of several loans that are much smaller.  We believe that by exchanging, in effect, the guaranteed portion of a large loan for the guaranteed portion of several smaller loans we are spreading the risk of an early pay-off.

Other Expense.

Total other expense for the three months ended March 31, 2010, was $1,570,000, compared to $1,197,000 for the same period in 2009, an increase of approximately $373,000.  The majority of this increase was attributable to an $155,000 increase in FDIC insurance. Another $93,000 increase in professional fees was attributable to increased legal fees in 2010. Expenses on other real estate owned increased by $105,000 as properties were improved for resale and taxes and insurance were brought current.

Balance Sheet Analysis

The following is a discussion of the consolidated balance sheet of the Company.

Total Assets

As of March 31, 2010, total assets of the Company were $195,122,325 compared to $199,499,006 at December 31, 2009, a decrease of $4.4 million. The decrease is primarily due to decreased deposits of $2.4 million and a $2.7 million increase in the allowance for loan losses.

Investment Securities

As of March 31, 2010, the securities portfolio comprised approximately 12% of the Company's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.  In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds.  The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the periods ended March 31, 2010 and December 31, 2009, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

	March 31, 2010	December 31, 2009

Available-for-Sale:

U.S. Agency Bonds	$1,982	$2,457
Collateralized mortgage obligations	1,490	1,644
Mortgage-backed securities	219	228
Trust Preferred & Other Corporate Securities	6,900	6,893
Equity securities	1,859	1,859
Total Available-for-Sale Securities	$12,450	$13,081

Held-to-Maturity Securities:

Corporate Securities	$853	$775
General obligation bonds of municipalities	5,030	5,595
Revenue bonds of municipalities	4,141	4,147

Total Held-to-Maturity Securities	$10,025	$10,517

Total Portfolio	$22,475	$23,598

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

The following table presents various categories of loans contained in the Bank's loan portfolio as of March 31, 2010 and December 31, 2009, and the total amount of all loans for such periods (in thousands):

Type of Loan	March 31, 2010	December 31, 2009
Commercial real estate	$92,288	$97,783
Residential real estate	36,086	37,439
Construction loans	1,011	1,370
Commercial loans	17,098	17,218
Consumer loans	2,554	2,049
Subtotal	149,038	155,859
Allowance for loan losses	(5,319)	(4,731)
Total (net of allowance)	$143,719	$151,128

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

The following table presents information regarding non-accrual, past due and restructured loans as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009

Loans accounted for on a non-accrual basis:

Number:	Forty	Thirty-three
Amount:	$12,540	$15,685

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

Number:	Two	None
Amount:	$2,248	$0

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

Number:	None	None
Amount	$0	$0

Loan relationships for which there are serious doubts as to the borrower's ability to comply with existing terms: (Including those above)

Number:	Forty-one	Forty-four
Amount:	$20,563	$24,210

At March 31, 2010, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

A summary of balances in the ALLL, nonperforming assets and key ratios follows (dollars in thousands):

	March 31,		December, 31
	2010	2009	2009

End of period loans (net of deferred fees)	$149,038	$168,106	$157,122
End of period allowance for loan losses	$5,319	$1,652	$4,731
Percentage of allowance for loan losses to total loans	3.57%	0.98%	3.01%
Average loans for the period	$153,858	$170,968	$168,569
Net charge-offs as a percentage of average loans for the period	1.39%	.04%	4.73%
Nonperforming assets
Nonaccrual loans	$12,540	$9,208	$15,685
Loans past due 90 days or more and still accruing	$2,248	$2,294	$-0-
Other real estate	$6,777	$2,649	$2,580
	$21,565	$14,151	$18,265
Nonperforming assets to period end loans	14.47%	8.42%	11.62%
Nonperforming assets to period end total assets	10.96%	6.43%	9.14%

Liquidity and Capital Resources

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2010 financial statements evidence a marginally satisfactory liquidity position, as total cash and cash equivalents amounted to $10.6 million, representing 5% of total assets. Investment securities, which amounted to $23 million or 11.9% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand.

As stated above, the Bank’s main capital ratios as of March 31, 2010, compared to the minimum regulatory requirements were as follows:

	Bank’s March 31, 2010	Minimum Regulatory Requirement
Leverage Ratio	1.3%	4.0%
Total Risk Assets Based Ratio	3.1%	8.0%
Tier 1 Risk Assets Based Ratio	1.8%	4.0%

As a result, under the relevant guidelines established by the Board of Governors, the Bank is considered to be critically undercapitalized.

Following are the relevant capital ratios computed on a pro-forma basis as of March 31, 2010, assuming the completion of the minimum and maximum Offering, compared to the minimum regulatory requirement for an adequately capitalized institution and for a well capitalized institution in the Bank’s position:

	Assuming the Minimum Offering	Assuming the Maximum Offering	Adequately Capitalized	Well Capitalized
Leverage Ratio	6.01%	7.31%	4.0%	5.0%
Total Risk Assets-Based Ratio	9.30%	11.30%	8.0%	10.0%
Tier 1 Risk Assets-Based Ratio	8.02%	9.75%	4.0%	6.0%

As stated above, there is no assurance that the Offering will be successful in time for the Atlanta Fed and the OFR to accept it as part of a capital restoration plan.  If the Offering is successful and is accepted as part of the capital restoration plan, if and to the extent the shares of the Series A Preferred Stock are converted into shares of common stock, the Offering may have a dilutive effect on the existing shareholders.

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

As of March 31, 2010, the Bank had outstanding loan commitments of approximately $2.1 million.  Various assets collateralize the majority of these commitments.  The Bank does not anticipate that it will suffer any material losses as a result of these transactions.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first Three months of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-K for the year ended December 31, 2009.

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
Date: May 24, 2010