Form 10-Q
period 2010-06-30
HORIZON BANCORPORATION INC
filed 2010-08-20
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common Stock $0.01 Par Value as of August 6, 2010: Issued 1,809,912 Shares; Outstanding: 1,770,139 Shares

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$8,647,623	$9,719,612
Federal funds sold	-0-	-0-
Total cash and cash equivalents	8,647,623	9,719,612
Securities:
Held to maturity, at amortized cost	10,908,440	11,462,744
Available-for-sale at fair value	11,346,023	13,080,811
Loans held for sale	1,416,328	1,262,199
Loans receivable, net	135,813,977	151,127,759
Property and equipment, net	3,659,435	3,698,502
Other real estate owned	8,649,758	2,579,138
Other assets	7,383,569	6,568,241

	$187,825,153	$199,499,006

Liabilities
Deposits
Noninterest-bearing	$8,877,300	$9,686,614
Interest-bearing	155,698,693	164,889,658
Total deposits	164,575,993	174,576,272
Federal Home Loan Bank borrowings	18,000,000	18,000,000
Notes Payable	965,204	1,065,205
Other liabilities	193,362	190,368
Total liabilities	183,734,559	193,831,845

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	-	-
Treasury stock outstanding 39,733 shares at June 30, 2010 and December 31, 2009	(479,393)	(479,393)
Common stock, $.01 par value 25,000,000 shares authorized; 1,809,912 Issued and 1,770,139 outstanding at June 30, 2010 and at December 31, 2009	18,099	18,099
Additional paid in capital	10,453,576	10,428,214
Retained earnings/(losses)	(5,760,121)	(4,006,176)
Accumulated other comprehensive income (loss), net of tax	(141,567)	(293,583)
Total shareholders' equity	4,090,594	5,667,161

	$187,825,153	$199,499,006

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$2,025,383	$2,657,392	$4,310,683	$5,368,395
Interest on investment securities	211,512	395,633	488,862	812,375
Interest on federal funds	2,448	923	5,715	1,705
Total interest income	2,239,343	3,053,948	4,805,260	6,182,475
Interest expense
Interest on deposits	763,173	1,226,605	1,615,300	2,555,691
Interest on borrowings	208,570	279,255	418,963	556,814
Total interest expense	971,743	1,505,860	2,034,263	3,112,505
Net interest income	1,267,600	1,548,088	2,770,997	3,069,970
Provision for loan losses	-0-	8,571,842	2,697,973	8,791,842
Net interest income after provision for loan losses	1,267,600	(7,023,754)	73,024	(5,721,872)
Other income
Gain on sales of loans	212,348	123,777	412,348	123,777
Impairment loss, other real estate owned	-0-	(363.557)	(240,545)	(365,188)
Impairment loss, securities	-0-	(1,014,848)	(61,081)	(1,014,848)
Gain on sale of servicing assets	-0-	200,392	-0-	200,392
Gain on sale of other assets & other real estate owned	75,445	1,999	69,714	9,499
Gain on sale of securities	1	-0-	996	-0-
Service charges on deposit accounts	17,902	19,294	38,717	38,190
Loan servicing income	64,089	-0-	112,659	-0-
Miscellaneous , other	79,680	129,067	132,495	164,301
Total other income	449,465	(903,876)	465,303	(843,877)
Other expenses
Salaries and benefits	607,250	575,276	1,244,754	1,204,674
Building and equipment expense	246,515	253,084	484,099	451,675
Professional fees	271,589	78,381	414,120	128,360
FDIC insurance expense	199,006	133,591	387,928	167,698
Data processing and software expense	92,056	101,309	179,566	195,946
Other operating expense	235,829	188,391	511,581	378,795
Total operating expense	1,652,245	1,330,032	3,222,048	2,527,148
Income/(loss) before income taxes	64,820	(9,257,662)	(2,683,721)	(9,092,897)
Income tax expense/(benefit)	(52,147)	(2,352,836)	(929,776)	(2,331,326)
Net Income/(loss)	$116,967	$(6,904,826)	$(1,753,945)	$(6,761,571)
Basic income/(loss) per share	$0.07	$(3.90)	$(0.99)	$(3.82)
Diluted income/(loss) per share	$0.07	$(3.86)	$(0.99)	$(3.77)

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Cash flows from operating activities
Net cash provided by operating activities	$(7,463,190)	$(3,345,254)
Cash flows from investing activities
Proceeds from sale of other assets	97,769	162,969
Proceeds from sale of loans	7,748,673	6,324,169
Purchase of securities held to maturity	-0-	(1,019,875)
Purchase of securities available for sale	-0-	-0-
Proceeds from sale of securities	551,115	-0-
Proceeds from maturities and principal repayments of securities available for sale	1,864,353	1,709,521
Repayment of Federal Home Loan Bank Stock	46,000	125,750
(Increase)/decrease in Other real estate owned	(6,388,620)	185,896
Loan originations, net	12,615,809	(3,455,064)
Property and equipment expenditures, net	(43,619)	(348,045)
Net cash provided (used) by investing activities	16,491,480	3,685,321
Cash flows from financing activities
Exercise of warrants and options	-0-	9,312
Increase/(decrease) in deposits	(10,000,279)	6,205,746
Increase/(decrease) in fed funds purchased	-0-	-0-
Increase/(decrease) in borrowings, net	-0-	(3,000,000)
Increase/(decrease) in Note Payable by Parent	(100,000)	225,000
Net cash provided by financing activities	(10,100,279)	3,440,058
Net change in cash and cash equivalents	(1,071,989)	3,780,125
Cash and cash equivalents at beginning of period	9,719,612	2,383,783
Cash and cash equivalents at end of period	$8,647,623	$6,163,908

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the six-month periods ended June 30, 2010 and 2009

						Accumulated
	Common Stock		Treasury	Paid in	Retained	Other
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2008	1,768,446	$18,082	$(479,393)	$10,358,919	$4,116,602	$(1,219,680)	$12,794,530
Comprehensive Income:
Net income, six-month period ended June 30, 2009	—	—		—	$(6,761,571)	—	(6,761,571)

Net unrealized gains on securities, six-month period ended June 30, 2009	—	—		—		700,203	700,203

Total comprehensive income/(loss),net of tax	—	—		—	—		(6,061,368)
Warrant Exercise	1,693	17		9,295			9,312

Stock based Compensation				30,000			30,000
Balance, June 30, 2009	1,770,139	$18,099	$(479,393)	$10,398,214	$(2,644,969)	$(519,477)	$6,772,474

Balance, December 31, 2009	1,770,139	$18,099	$(479,393)	$10,428,214	$(4,006,176)	$(293,583)	$5,667,161
Comprehensive Income:
Net income/(loss), six-month period ended June 30, 2010	—	—		—	(1,753,945)	—	(1,753,945)
Net unrealized gains on securities, six-month period ended June 30, 2010	—	—		—		152,016	152,016

Total comprehensive income/(loss),net of tax	—	—		—	—		(1,601,929)

Stock based Compensation				25,362			25,362
Balance, June 30, 2010	1,770,139	$18,099	$(479,393)	$10,453,576	$(5,760,121)	$(141,567)	$4,090,594

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included.  The results of operations for the period ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in Horizon Bancorporation, Inc.'s Form 10-K.

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

NOTE 2 – SUMMARY OF ORGANIZATION

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"), is a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank commenced operations. The Bank is primarily engaged in the business of obtaining deposits and providing commercial, consumer and real estate loans to the general public. The Bank's depositors are each insured up to $250,000 by the Federal Deposit Insurance Corporation (the "FDIC") subject to certain limitations imposed by the FDIC. This $250,000 limit has been extended permanently by an act of Congress.  The Bank has also chosen to opt in to the FDIC's "Temporary Liquidity Guarantee Program" for unlimited deposit insurance coverage for non-interest bearing transaction accounts.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of June 30, 2010, and December 31, 2009, there were 1,809,912 shares issued respectively and 1,770,139 shares outstanding, respectively. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. Effective October 23, 2009, the Board of Directors did designate, by amending the Company’s Articles of Incorporation, a series of preferred stock.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2010	December 31, 2009
Real estate – commercial	$90,665,441	$97,783,166
Real estate – construction	1,029,883	1,369,987
Real estate – residential	36,332,149	37,438,678
Commercial	10,825,024	17,217,611
Consumer	1,959,697	2,049,597
Loans, gross	140,812,194	155,859,039
Deduct allowance for loan losses	(4,998,217)	(4,731,280)
Loans, net	$135,813,977	$151,127,759

Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2010	2009

Balance at beginning of period	$5,318,554	$1,652,301
Provision for loan losses	-0-	8,571,842
Loans charged-off	(364,591)	(5,116,678)
Recoveries	44,254	-0-

Balance at end of period	$4,998,217	$5,107,465

Activity in the allowance for loan losses for the six months ended June 30, are as follows

	2010	2009

Balance at beginning of period	$4,731,280	$1,502,823
Provision for loan losses	2,697,973	8,791,842
Loans charged-off	(2,502,636)	(5,187,200)
Recoveries	71,600	-0-

Balance at end of period	$4,998,217	$5,107,465

NOTE 4 – SECURITIES HELD-TO-MATURITY

Information pertaining to securities with gross unrealized losses at June 30, 2010, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less Than			Over
	Twelve Months			Twelve Months		Total
	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$-0-	$	(-0-)	$6,304,433	$(709,916)	$6,304,433	$(709,916)
Corporate Securities	-0-		(-0-)	800,000	(130,000)	800,000	(130,000)
Total	$-0-	$	(-0-)	$7,104,443	$(839,916)	$7,104,433	$(839,916)

At June 30, 2010 unrealized losses on held-to-maturity securities amounted to $839,916 representing 7.7% of the total held to maturity portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Information pertaining to securities with gross unrealized losses at June 30, 2010, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

	Less than Twelve Months			Greater than Twelve Months		Total
	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$-0-	$	(-0-)	$-0-	$-0-	$-0-	$	(-0-)
Mortgage backed securities	676,793		(10,534)	49,278	(92,842)	726,071		(103,376)
Collateralized mortgage securities	250,856		(3,261)	-0-	-0-	250,856		(3,261)
Trust preferred securities & other corporate notes	-0-		-0-	174,968	(277,012)	174,968		(277,012)
Total	$927,649		$(13,795)	$224,246	$(369,854)	$1,151,895		$(383,649)

At June 30, 2010, unrealized losses in the securities portfolio amounted to $383,649 representing 3.3 % of the total available for sale portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to the lack of liquidity in the market rather than the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTE 6 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Basic earnings/(loss) per share
Net income/(loss) applicable to common stock	$116,967	$(6,904,826)
Weighted average shares outstanding	1,770,139	1,770,139
Basic earnings/(loss) per share	$.07	$(3.90)

Diluted earnings/(loss) per share
Net income/(loss) applicable to common stock	$116,967	$(6,904,826)
Weighted average shares outstanding	1,770,139	1,770,139
Dilutive effect of assumed exercise of stock options/warrants	-0-	18,200
Diluted average shares outstanding	1,770,139	1,788,339

Diluted earnings/(loss) per share	$.07	$(3.86)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Basic earnings/(loss) per share
Net income/(loss) applicable to common stock	$(1,753,945)	$(6,761,571)
Weighted average shares outstanding	1,770,139	1,770,092
Basic earnings/(loss) per share	$(0.99)	$(3.82)

Diluted earnings per share
Net income/(loss) applicable to common stock	$(1,753,945)	$(6,761,571)
Weighted average shares outstanding	1,770,139	1,770,092
Dilutive effect of assumed exercise of stock options/warrants	-0-	24,961
Diluted average shares outstanding	1,770,139	1,795,053

Diluted earnings/(loss) per share	$(0.99)	$(3.77)

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

The following table summarizes fair value measurements as of June 30, 2010: (in thousands)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Input	Significant Unobservable Inputs
Descriptions	6/30/2010	(Level 1)	(Level 2)	(Level 3)
Held to maturity securities	$10,097	$800	$9,297
Available-for-sale securities	$11,346		$3,801	$7,545
Impaired Loans	$31,695			$31,695
Total	$53,138	$800	$13,098	$39,240

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

NOTE 9 – REGULATORY MATTERS, COMPANY LOAN, EQUITY OFFERING AND GOING CONCERN CONSIDERATION

Regulatory Matters

 (a)  Written Agreement

On November 10, 2009, the Federal Reserve Bank of Atlanta (the “Atlanta Fed”), the State of Florida Office of Financial Regulation (the “OFR”) and the Bank have entered into a Written Agreement (“the Agreement”).  The Agreement requires the Bank to:

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
•
Retain an independent consultant acceptable to the regulators to assess the level of risk or exposure in the portion of the Bank’s loan portfolio not reviewed at the most recent regulatory examination.

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
•
Submit a written plan for maintaining sufficient capital at the Bank, including an analysis of current and future capital needs as well as compliance with capital adequacy guidelines and ratios, where measuring capital adequacy, consideration of the volume and severity of classified credits, portfolio concentration, adequacy of the ALLL, projected growth in assets and earnings, among others, should be taken into account.

•
Notify the regulators, in writing, shortly after the end of each calendar quarter if any of the Bank’s capital ratios (total risk-based, Tier 1, or leverage) had fallen below the approved capital plan’s minimum ratios and, contemporaneously, provide a plan that details steps to be taken by the Bank to increase the affected capital ratios to or above the approved capital plan’s minimums.

•	Provide a written plan to strengthen the oversight of the Bank’s audit program by the Audit Committee.
•	Submit a written plan to improve management of the Bank’s liquidity position and funds management practices.
•	Submit written policies and procedures to strengthen the management of the Bank’s investment portfolio.
•	Submit a business plan for calendar year 2010 to improve the Bank’s earnings and overall condition, such plan to include a realistic and comprehensive operational budget and balance sheet projections.

•	Not declare or pay dividends without the prior approval of the regulators.
•
Ascertain full compliance with respect to appointments of new directors, and new executive officers, including the assumption of new responsibilities by an existing executive officer and compliance with restrictions on indemnification and severance payments.

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

All written plans, programs, policies and procedures that are submitted by the Bank pursuant to the Agreement must be acceptable to the regulators, and submitted within the prescribed time period.  Once approved by the regulators, the Bank must adopt the approved plans, programs, policies and procedures within ten days and implement them promptly.  As of the date of this report, management believes that the Bank is in compliance with all but one of the items in the Agreement, i.e. increasing the capital accounts, primarily through a capital injection from the Company, to an acceptable level.

 (b)  Prompt Corrective Action Directive

On May 27, 2010, the Board of Governors of the Federal Reserve System (the “Board of Governors”) issued to the Bank a Prompt Corrective Action Directive Issued Pursuant to Section 38 of the Federal Deposit Insurance (“FDI”) Act, as Amended (the “PCA Directive”).  The PCA Directive was issued in response to and in replacement of the Bank’s appeal of a similar directive from the Federal Reserve dated March 4, 2010.  The PCA Directive states that the Bank has been significantly undercapitalized and directs the Bank and the Company to:

•
Not later than 7 days from May 27, 2010, increase the Bank’s equity through the sale of shares or contribution to surplus sufficient to make the Bank adequately capitalized, enter into and close a contract to be acquired or combine with another depository institution, or take other necessary measures to make the Bank adequately capitalized.

•	Comply fully with the provisions of Section 38 of the FDI Act restricting the Bank from making any capital distributions.

•
Refrain, without prior written approval of the Atlanta Fed, from soliciting, accepting or renewing time deposits bearing an interest rate exceeding the prevailing interest rates in the Bank’s market area, and, within 7 days, submit an acceptable plan and timetable to the Atlanta Fed for conforming such interest rates to the prevailing interest rates.

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

As of the date of this report, the Bank has complied with all but the first of the directives quoted above.

(c)  Notice from the Atlanta Fed

On June 16, 2010, the Atlanta Fed delivered to the Bank and the Company a letter (the “Notice”) notifying the Bank that, based on the Bank’s Call Report for the quarter ended March 31, 2010, the Bank’s tangible equity ratio being less than 2.0%, the Bank is considered critically undercapitalized.  The Notice states that unless the Bank is no longer critically undercapitalized, the Board of Governors may, pursuant to Section 38 of the FDI Act, within 90 days of the date of the letter, i.e. on or about September 16, 2010., take such action that the Board of Governors determines, with the concurrence of the FDIC, would achieve the purposes of the FDI Act, which could include the appointment of a receiver for the Bank.

Any material failure to comply with the provisions of the Agreement, the PCA Directive or the Notice is very likely to result in further enforcement actions by the regulators.

Company Loan

The Company has been unable to pay back a $1.1 million loan secured by all of the outstanding shares of Bank’s common stock (the “Company Loan”).  This loan matured on December 31, 2009, but was eventually extended through a forbearance agreement until August 15, 2010, with the provision that if the Bank were to receive a directive, on or before June 15, 2010, from the Atlanta Fed or the OFR requiring the Bank to raise additional capital, the forbearance period would be automatically extended for the period of time the Bank is given to raise the required capital.  In the event the Company Loan is not repaid, the lender could sell the common stock of the Bank at a public sale.  The purchaser in such sale would, subject to approval by the banking regulators, become the sole shareholder of the Bank.

Equity Offering

On July 15, 2010, the Company commenced an offering of its common stock (the “Offering”), where it is offering to sell to accredited investors in a private placement a minimum of 5,567,000 shares and a maximum of 13,334,000 shares, at $1.50 per share, for gross proceeds of a minimum of $8,500,500, and a maximum of $20,001,000.  The term of the Offering ends on September 15, 2010, but may be extended until November 15, 2010.  The Offering replaced the offering by the Company of shares of 7% Series A Cumulative Convertible Preferred Stock, which was terminated on June 30, 2010.  In connection with the Offering, the Company engaged Cappello Capital Corp., a Santa Monica, California-based investment banking firm, to provide financial advisory services.

Going Concern

As discussed above, the Company faces a number of challenges that may be difficult to overcome in a timely manner.  These challenges include, but are not limited to, the achievement of full compliance with the requirements of the Written Agreement, the PCA Directive and the Notice, as well as the repayment or further extension of the Company Loan.  To satisfy these requirements, including the projected costs associated with a capital raise,, a minimum of approximately $8.5 million in additional capital will be necessary.

The Company’s ability to raise the necessary capital by means of the Offering or otherwise will depend on conditions in the capital markets at this time, which are outside the Company’s control.  Accordingly, the Company cannot be certain of its ability to raise such additional capital on terms acceptable to the Company.  Inability to raise such capital and thus  comply with the terms of the Written Agreement, the PCA Directive and the Notice and to repay the Company Loan raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Developments

As previously reported, during the last three quarters of 2009 and the first quarter of 2010, the Bank charged off a significant amount of commercial and real estate loans, placed additional loans into non-accrual, reclassified certain other loans, wrote down certain investment securities and increased its reserves for loan losses.  These actions negatively affected the Bank’s three key capital ratios and the Bank became classified as “significantly undercapitalized,” as of December 31, 2009 and “critically undercapitalized,” as of March 31, 2010, respectively.  These classifications triggered the issuance of the PCA Directive and Notice described in Note 9 to the financial statements set forth in Part I of this report.

As reported in detail immediately below, in the second quarter of 2010 the Company reversed the recent negative trend and recorded no write downs in value of investment securities or additions to the ALLL, resulting in net income of $117,000 and slight improvements in the three key capital ratios for the Bank.  Management anticipates these positive trends to continue for the rest of 2010.  Nevertheless, whether the Bank’s capital ratios allow it to be classified at least as ‘adequately capitalized,’ and thus whether it ultimately survives as an independent entity, will depend entirely on whether subscriptions to the Offering equal to the $8.5 million minimum are received by us during the term of the Offering, i.e. as it may be extended until November 15, 2010.  There is no complete assurance that the Offering will succeed to a degree and within the time frame which would boost the Bank’s capital ratios sufficiently to ensure its survival.

Results of Operations

Overall Net Income

The Company reported net income of $117,000 for the quarter ended June 30, 2010, compared to a net loss of $6,905,000 for the quarter ended June 30, 2009.  Basic and diluted earnings per share were $0.07 for the three months ended June 30, 2010. By comparison, basic and diluted losses per share for the three months ended June 30, 2009 were $3.90 and $3.86, respectively.

For the six months ended June 30, 2010, the Company reported a net loss of $1,754,000, compared to a net loss of $6,762,000 for the same period in 2009.  Basic and diluted losses per share were identical at $0.99 for the six months ended June 30, 2010, compared to losses of $3.82 and $3.77, respectively, for the six months ended June 30, 2009.

Net Interest Income.

Net interest income was $1.27 million and $1.55 million for the three months ended June 30, 2010 and 2009, respectively.  Decreasing rates and volumes led to this decrease of $281,000 between these two periods.  For the six months ended June 30, 2010 and 2009 net interest income rounded was $2.77 million and $3.07 million, respectively.  Slightly increasing rates offset by decreased volumes led to this decrease of $298,000 between these two periods.

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

The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate:

	Three months ended June 30, 2010 Compared with Three months ended June 30, 2009			Six months ended June 30, 2010 Compared with Six months ended June 30, 2009
	(in thousands)			(in thousands)
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:

Taxable/Nontaxable securities	(93)	(91)	(184)	(184)	(139)	(323)
Federal funds sold	1	(0)	1	3	(0)	3
Net loans	(288)	(344)	(632)	(543)	(514)	(1,057)

Total Interest Income	(380)	(435)	(815)	(724)	(653)	(1,377)

Interest paid on:

NOW and money market deposits	(5)	(26)	(31)	(3)	(38)	(41)
Savings deposits	(5)	(36)	(41)	5	(42)	(37)
Time deposits	(67)	(325)	(392)	(137)	(726)	(863)
Other borrowings	(95)	25	(70)	(205)	67	(138)

Total interest Expense	(172)	(362)	(534)	(340)	(739)	(1,079)

Change in net interest income	$(208)	$(73)	$(281)	$(384)	$86	$(298)

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the Bank and helps to further explain the decrease in net interest income.

	Three months ended June 30,
	2010			2009
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$3,112	$2	0.26%	$1,477	$1	0.27%
Securities	22,763	212	3.73	31,258	396	5.07
Loans receivable	148,260	2,025	5.46	167,634	2,657	6.34
Total interest-earning assets	$174,135	2,239	5.14	$200,369	3,054	6.10

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$23,408	50	0.85	$25,034	81	1.29
Savings deposits	13,511	23	0.68	14,690	64	1.74
Time deposits	120,890	690	2.28	129,311	1,082	3.35
Other borrowings	18,965	209	4.41	26,000	279	4.29
Total interest-bearing liabilities	$176,774	972	2.20	$195,035	1,506	3.09
Interest rate spread			2.94%			3.01%
Net interest income and net interest Margin		$1,267	2.91%		$1,548	3.09%

	Six months ended June 30,
	2010			2009
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$4,541	$5	0.22%	$1,850	$2	0.22%
Securities	23,369	489	4.19	31,371	812	5.18
Loans receivable	151,044	4,311	5.71	169,066	5,368	6.35
Total interest-earning assets	$178,954	4,805	5.37	$202,287	6,182	6.11

LIABILITIES
Interest-bearing liabilities:
Transactional accounts	$24,342	120	0.99	$24,749	161	1.30
Savings deposits	14,584	88	1.21	14,093	125	1.77
Time deposits	121,754	1,407	2.31	130,076	2,270	3.49
Other borrowings	18,965	419	4.42	26,413	557	4.22
Total interest-bearing liabilities	$179,645	2,034	2.26	$195,331	3,113	3.19
Interest rate spread			3.11%			2.92%
Net interest income and net interest Margin		$2,771	3.10%		$3,069	3.03%

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

Noninterest Income.

Noninterest income of $449,000 was recorded for the three months ended June 30, 2010.  This income compares to a $904,000 loss for the same period in 2009, for an increase of $1,353,000.  For the three months ended June 30, 2010, the Bank recognized gains on the sale of loans of $212,000, other real estate owned of $26,000, and on land taken by Manatee County for road expansion of $49,000.  The Bank also recognized $64,000 in loan servicing income for the period.  By comparison, during the three months ended June 30, 2009, the Bank realized security losses of $1,015,000 and impairment of other real estate owned of $365,000, which losses were partially offset by a gain on sale of loans of $124,000 and a gain on sale of servicing of loans of $200,000.  Also during the three months ended June 30, 2009, as a result of the FDIC's closing of Silverton Bank (the Bank's correspondent bank), the Company realized a loss of $425,000 in connection with a Silverton holding company trust preferred security it owned and had to write off $87,000 in Silverton's common stock it held.  In addition, during that period, the Bank realized a loss of $503,000 in value of a private issue mortgage backed security it owns.

Noninterest income for the six months ended June 30, 2010, was $465,000.  This income compares to $844,000 of loss for the same period in 2009, a net increase of $1,309,000.  The items identified in the preceding paragraph account for the majority of this period-to-period change, although in 2010 the Bank experienced an increase in gains on the sale of loans of $228,000 and a decrease in other real estate owned impairments of $124,000.  The Bank also recorded year to date loan servicing income of $113,000, while no such income was realized in 2009.  The year to date impairment on securities has declined by $954,000, when compared to the corresponding period in 2009.

The gains on loans and servicing are related to loans that are partially guaranteed by an agency of the United States government, such as the SBA (Small Business Administration) and the USDA (United States Department of Agriculture). Generally, we sell these loans neither because of credit quality deterioration or liquidity but in order to mitigate the risk of early payoffs and thus the risk of adverse impact on our net income.  Specifically, in case of a government-guaranteed loan exceeding $1.5 million, we generally sell the guaranteed portion and, at nearly the same time, acquire from an unrelated party the guaranteed portion of several loans that are much smaller.  We believe that by exchanging guaranteed portion of a large loan for the guaranteed portion of several smaller loans we are, in effect, spreading the risk of an early pay-off.

Noninterest Expense.

Total noninterest expense for the three months ended June 30, 2010, was $1,652,000, compared to $1,330,000 for the same period in 2009, an increase of approximately $322,000.  The majority of this increase was attributable to increased legal expenses of $194,000 and a $65,000 increase in the FDIC assessment as well as increases in other real owned property expenses.

Total noninterest expense for the six months ended June 30, 2010, was $3,222,000, compared to $2,527,000 for the same period in 2009, an increase of approximately $695,000.  Legal expenses increased in 2010 by $286,000 as costs were incurred for foreclosures.  The expenses for other real estate owned properties increased by $200,000 in 2010 as properties were improved for sale or rent.  An increase of $220,000 for the year to date FDIC assessment was also experienced during this period.

Balance Sheet Analysis

The following is a discussion of the consolidated balance sheet of the Company.

Total Assets

As of June 30, 2010, total assets of the Company were $187,825,153, compared to $199,499,006 at December 31, 2009, a decrease of $11.7 million.  The decrease is primarily attributable to a $15 million decrease in the loan portfolio, as $7 million in loans were sold during the period, approximately $2 million was charged off and approximately $6 million moved to other real estate owned as a result of foreclosures.   During this six month period deposits decreased by $10 million.

Investment Securities

As of June 30, 2010, the available-for-sale and held-to-maturity securities comprised approximately 12% of the Company's assets. The Bank invests primarily in obligations of the United States, or obligations guaranteed as to principal and interest by the United States, and other taxable securities.  In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds.  The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

The following table presents, for the periods ended June 30, 2010 and December 31, 2009, the approximate market value of the Company's investments, classified by category and by whether they are considered available-for-sale or held-to-maturity (in thousands):

Investment Category

	June 30, 2010	December 31, 2009

Available-for-Sale:

U.S. agency bonds	$2,005	$2,457
Collateralized mortgage obligations	1,356	1,644
Mortgage-backed securities	215	228
Trust preferred & other corporate securities	5,957	6,893
Equity securities	1,813	1,859
Total Available-for-Sale Securities	$11,346	$13,081

Held-to-Maturity Securities:

Corporate Securities	$800	$775
General obligation bonds of municipalities	5,059	5,595
Revenue bonds of municipalities	4,238	4,147

Total Held-to-Maturity Securities	$10,097	$10,517

Total Portfolio	$21,443	$23,598

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

The following table presents various categories of loans contained in the Bank's loan portfolio as of June 30, 2010 and December 31, 2009 and the total amount of all loans for such periods (in thousands):

Type of Loan	June 30, 2010	December 31, 2009
Commercial real estate	$90,665	$97,783
Residential real estate	36,332	37,439
Construction loans	1,030	1,370
Commercial loans	10,825	17,218
Consumer loans	1,960	2,049
Subtotal	140,812	155,859
Allowance for loan losses	(4,998)	(4,731)
Total (net of allowance)	$135,814	$151,128

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

The following table presents information regarding non-accrual, past due and restructured loans as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009

Loans accounted for on a non-accrual basis:

Number:	Fifty	Thirty-three
Amount:	$13,296	$15,685

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:

Number:	Five
Amount:	$937	None

Loans which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower:

Number:		None
Amount:	None

Loans for which there are serious doubts as to the borrower's ability to comply with existing terms:

Number:	Thirty-four	Forty-four
Amount:	$17,326	$24,210

At June 30, 2010, there were no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Allowance for Loan Losses (ALLL).

The ALLL is established through a provision for loan losses charged against income.  Loans are charged against the allowance when the Bank believes that the collectibility of principal is unlikely.  The provision is an estimated amount that the Bank believes will be adequate to absorb probable losses inherent in the loan portfolio based on evaluations of its collectibility.  The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay.  While the Bank uses the best information available to recognize losses on loans, future additions to the ALLL may be necessary based on changes in economic conditions.

A summary of balances in the ALLL, nonperforming assets and key ratios follows (dollars in thousands):

	For the Six		For the Twelve
	Months Ended		Months Ended
	June 30,		December, 31
	2010	2009	2009
End of period loans (net of deferred fees)	$142,229	$165,798	$157,122
End of period allowance for loan losses	$4,998	$5,107	$4,731
Percentage of ALLL to total loans	3.51%	3.08%	3.01%
Average loans for the period	$151,044	$173,166	$168,569
Net charge-offs as a percentage of average loans for the period	1.61%	3.00%	4.73%
Nonperforming assets
Nonaccrual loans	$13,296	$15,470	$15,685
Loans past due 90 days or more and still accruing	$937	$394	$0
Other real estate	$8,649	$2,121	$2,580
	$22,882	$17,985	$18,265
Nonperforming assets to period end loans	16.09%	10.85%	11.62%
Nonperforming assets to period end total assets	12.18%	8.71%	9.16%

Liquidity and Capital Resources

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2010, financial statements evidence a marginally satisfactory liquidity position, as total cash and cash equivalents amounted to $8.6 million, representing 5% of total assets. Investment securities, which amounted to $22.3 million or 11.9% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand.

The Bank’s capital ratios as of June 30, 2010, compared to the minimum regulatory requirements were as follows:

	Bank's	Minimum Regulatory
	June 30, 2010	Requirement
Leverage Ratio	1.4%	4.0%
Total Risk Weighted ratio	3.2%	8.0%
Tier 1 Risk Weighted ratio	1.9%	4.0%

As stated above, these ratios have caused the Bank to be classified as “critically undercapitalized.”

As discussed above, the Company is currently conducting a private placement of its common stock, i.e. the Offering.  Based on certain assumptions regarding transaction fees payable to Cappello Capital and other expenses of the Offering, the Company’s uses of proceeds from the Offering are projected to be as follows:

(Dollars in Thousands)
	Minimum Offering	Maximum Offering
Gross Proceeds	$8,500,500	$20,001,000
Less: Advisory Transaction Fees	263,662	1,106,625
Net Proceeds	8,263,838	18,894,375
Less: Expenses of the Offering	350,000	350,000
Available Net Proceeds	7,886,838	18,544,375
Payoff of Company Loan	1,082,660	1,082,600
Capital Contribution to the Bank	6,804,178	16,461,715
Working Capital for the Company	-0-	$1,000,000

The projected minimum capital contribution to the Bank of $6,804,178 and the projected maximum capital contribution to the Bank of $16,461,715, respectively, when added to the Bank’s existing capital would cause the Bank’s three key regulatory capital ratios to be as follows:

	After Minimum Offering	Regulatory Requirements for Adequately Capitalized	Regulatory Requirements for Well Capitalized	After Maximum Offering
Leverage Ratio	5.25%	4.0%	5.0%	10.43%
Total Risk-Based Assets Ratio	8.13%	8.0%	10%	14.89%
Tier 1 Risk-Based Assets Ratio	6.85%	4.0%	6.0%	13.61%

Accordingly, based on the foregoing, a successful minimum Offering will restore the Bank’s status as “adequately capitalized” and a successful maximum Offering will classify the Bank as “well capitalized.”

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

As of June 30, 2010, the Bank had outstanding loan commitments of approximately $846,000.  Various assets collateralize the majority of these commitments.  The Bank does not anticipate that it will suffer any material losses as a result of these transactions.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its 2010 Annual Meeting of Shareholders on June 23, 2010.  The following directors were elected at the annual meeting to serve a three year term:

	For	Withheld/Abstentions
C. Donald Miller	1,055,089	85,388
Charles S. Conoley	1,054,439	86,038
Clarence R. Urban	1,055,689	84,788

The following directors did not stand for reelection at the 2010 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting: David K. Scherer, Elizabeth Thomason, DMD, Mary Ann Turner, Michael S. Glasgow, Barclay Kirkland, DDS, and Bruce E. Shackelford.

A vote was taken to ratify the appointment of Francis & Co., CPA's as independent auditors for the fiscal year ending December 31, 2010.  The appointment was ratified by the following votes:  1,371,919 for and 84,678 against/abstentions.

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
Date: August 20, 2010