Form 10-Q
period 2010-09-30
HORIZON BANCORPORATION INC
filed 2010-11-22
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

Commission file number 333-71773

Horizon Bancorporation, Inc.
(Exact Name ofRegistrant as Specified in Its Charter)

Florida	65-0840545
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2504 64th Street Court East
Bradenton, Florida 34208
(Address of Principal Executive Offices)

941-745-2101
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

Common Stock $0.01 Par Value as of November15, 2010: Issued 1,808,912 Shares; Outstanding: 1,770,139 Shares

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents
Cash and due from banks	$193	$9,719,,612
Federal funds sold	—	—
Total cash and cash equivalents	193	9,719,612
Securities:
Held to maturity, at amortized cost	—	11,462,744
Available-for-sale at fair value	—	13,080,811
Loans held for sale	—	1,262,199
Loans receivable, net	—	151,127,759
Property and equipment, net	1,272,588	3,698,502
Other real estate owned	—	2,579,138
Other assets	—	6,568,241

	$1,272,781	$199,499,006

Liabilities
Deposits
Noninterest-bearing	$—	$9,686,614
Interest-bearing	—	164,889,658
Total deposits	—	$174,576,272
Federal Home Loan Bank borrowings	—	18,000,000
Dividends Payable	—	—
Note Payable	969,066	1,065,205
Other liabilities	91,000	190,368
Total liabilities	1,060,066	193,831,845

Shareholders' equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding
Treasury stock outstanding 39,733 shares at September 30, 2010 and 39,773 shares at December 31, 2009	(479,393)	(479,393)
Common stock, $.01 par value 25,000,000 shares authorized; 1,809,912 Issued and 1,770,139 outstanding at September 30, 2010 and at December 31, 2009	18,099	18,099

Additional paid in capital	10,428,214	10,428,214
Retained earnings	(9,754,205)	(4,006,176)
Accumulated other comprehensive income (loss), net of tax	—	(293,583)
Total shareholders' equity	212,715	5,667,161

	$1,272,781	$199,499,006

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Interest income
Interest and fees on loans	$—	$7,870,732
Interest on investment securities	—	1,191,259
Interest on federal funds	—	3,455
Total interest income	—	9,065,446
Interest expense
Interest on deposits	—	3,635,155
Interest on borrowings	42,037	836,305
Total interest expense	42,037	4,471,460
Net interest income	(42,037)	4,593,986
Provision for loan losses	—	8,791,842
Net interest income after provision for loan losses	(42,037)	(4,197,856)
Noninterest income
Gain on sales of loans	—	302,337
Gain on sale of servicing	—	200,392
Gain/(loss) on sale of repossessed assets	—	(4,201)
Loss on closure of subsidiary	(5,692,696)
Gain on sale of other assets, net	49,400	7,500
Recognized impairment of bank owned real estate	—	(394,279)
Recognized loss on securities available for sale	—	(1,524,534)
Service charges on deposit accounts	—	54,463
Miscellaneous , other	—	180,409
Total noninterest income	(5,643,296)	(1,177,913)
Noninterest expense
Salaries and benefits	—	1,788,383
Building and equipment expense	3,408	704,966
Professional fees	41,265	229,425
Data processing and software expense	—	294,051
Other noninterest expense	18,023	876,847
Total noninterest expense	62,696	3,893,672
Income/(loss) before income taxes	(5,748,029)	(9,269,441)
Income tax expense	—	(2,669,534)
Net Income/(loss)	$(5,748,029)	$(6,599,907)
Basic earnings/(loss) per share	$(3.25)	$(3.73)
Diluted earnings per share	$(3.25)	$(3.71)

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Cash flows from operating activities
Net cash provided by operating activities	$(7,246,766)	$499,639
Cash flows from investing activities
Proceeds from sale of other assets	49,400	162,969
Proceeds from sale of loan servicing	—	9,328,258
Purchase of securities held to maturity	—	(1,019,875)
Purchase of securities available for sale	—	(500,000)
Proceeds from maturities and principal repayments of securities available for sale	—	2,508,836
(Purchase)/Repayment of Federal Home Loan Bank Stock	—	125,750
Other real estate owned	—	(155,970)
Increase in funded loans held for sale	—	(6,825,529)
Loan originations, net	—	(2,392,428)
Property and equipment expenditures, net	(2,425,914)	(216,109)
Net cash provided (used) by investing activities	(2,376,514)	1,015,902
Cash flows from financing activities
Exercise of warrants and options	—	9,312
Increase in deposits	—	7,140,343
Increase/(decrease) in fed funds purchased	—	—
Increase/(decrease) in borrowings, net	—	(3,000,000)
Increase/(decrease) in Note Payable by Parent	(96,139)	240,868

Net cash provided by financing activities	(96,139)	4,390,523
Net change in cash and cash equivalents	(9,719,419)	5,906,064
Cash and cash equivalents at beginning of period	9,719,612	2,383,783
Cash and cash equivalents at end of period	$193	$8,289,847

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the nine-month periods ended September 30, 2010 and 2009

						Accumulated
	Common Stock		Treasury	Paid in	Retained	Other
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2008	1,768,446	$18,082	(479,393)	$10,358,919	$4,116,602	$(1,219,680)	$12,794,530
Comprehensive Income:
Net income, nine-month period ended September 30, 2009	—	—		—	(6,599,907)	—	(6,599,907)
Net unrealized loss on securities, nine-month period ended September 30, 2009	—	—		—		979,275	979,275
Total comprehensive income/(loss) net of tax	—	—		—	—		(5,620,632)

Repurchase of common stock	1,693	17	-	9,295			9,312
Stock Based Compensation				45,000			45,000
Balance, September 30, 2009	1,770,139	$18,099	$(479,393)	$10,413,214	$(2,483,305)	$(240,405)	$7,228,210

Balance, December 31, 2009	1,770,139	$18,099	$(479,393)	$10,428,214	$(4,006,176)	$(293,583)	$5,667,161
Comprehensive Income:
Net income, nine-month period ended September 30, 2010	—	—		—	(5,748,029)	—	(5,748,029)
Net unrealized gain on securities, nine-month period ended September 30, 2010	—	—		—		293,583	293,583
Total comprehensive income/(loss) net of tax	—	—		—	—		(5,454,446)

Stock Based Compensation				—			—
Balance, September 30, 2010	1,770,139	$18,099	$(479,393)	$10,428,214	$(9,754,205)	$—	$212,715

HORIZON BANCORPORATION, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF ORGANIZATION

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"), acted as a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"), from October 25, 1999 when the Bank commenced operations, until September 10, 2010, when the Florida Office of Financial Regulation (the “OFR”) declared the Bank to be insolvent and closed the Bank and the FDIC was appointed as receiver therefor.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of September 30, 2010, and December 31, 2009, there were 1,809,912shares issued.As of September 30, 2010and December 31, 2009 there were1,770,139shares outstanding. Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. Effective October 22, 2009, the Board of Directors did designate, by amending the Company’s Articles of Incorporation, a series of preferred stock. The series, designated as Series A Preferred Stock, consists of 5,000 shares with a liquidation preference of $1,000 per share. As of September 30, 2010, and December 31, 2009, there were no shares of the Company's preferred stock issued or outstanding.

NOTE 2 - GOING CONCERN

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

Overview

Until September 10, 2010 the Company served as the holding company for the Bank. The Bank’s business activities consisted of attracting deposits from the general public and using these funds to originate consumer, commercial, and real estate loans, from its four offices, two in Bradenton, Florida, one in Brandon, Florida and one in Palmetto, Florida.

On September 10, 2010, the OFRclosed the Bank and the FDIC was appointed a receiver for the Bank’s assets and liabilities.

The Company’s sole significant asset is the building at 900 53rd Avenue East, Bradenton, Florida, containing its former head office and the Bank’s main branch. The building is subject to an approximately $969,000 mortgage held by 1stManatee Bank securing a promissory note. Management’s immediate plan is to sell the building and pay off the 1st Manatee loan.

The Company has filed for, but has not yet received, approximately $1.6 million in income tax refunds from the Internal Revenue Service. The FDIC as the receiver for the Bank has claimed that the refunds belong to the Bank. The Company believes that only a portion, if any, of such refunds should inure to the benefit of the Bank and intends to assert its rights thereto. In addition, the Company’s net loss in 2010 is expected to result in an income tax refund which would clearly inure to the benefit of the Company. The amount of such refund, if any, will be determined in 2011.

In the short run, management intends to maintain the Company’s status as a reporting public company and engage in a transaction with an operating company. There is no assurance that we will be able to maintain such status and consummate any such transaction.

Results of Operations

Overall Net Income/Loss

For the nine months ended September 30, 2010, the Company reported a net loss of $5,748,000, compared to a net loss of $6,600,000 for the same period in 2009. Basic and diluted loss per share were $3.25 for the nine months ended September 30, 2010, compared to losses of $3.73 and $3.71, respectively, for the nine months ended September 30, 2009. The loss is attributable almost entirely, to the extent of $5,693,000, to the closure of the Bank.

Balance Sheet Analysis

Total Assets

As of September 30, 2010, total assets of the Company were$1,272,781, compared to $199,499,006 at December 31, 2009, a decrease of $198.2 million. The decrease is primarily due to the closure of the Bank.

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

Changes in Internal ControlsOver Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first nine months of 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

/s/ Charles S. Conoley
Charles S. Conoley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kathleen M. Jepson
Kathleen M. Jepson
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 22, 2010