Form 10-K
period 2010-12-31
HORIZON BANCORPORATION INC
filed 2011-04-15
CIK 1074458

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010

Commission File Number 333-71773

HORIZON BANCORPORATION, INC.
a Florida corporation

(IRS Employer Identification No. 65-0840565)
2504 64th Street Court East
Bradenton, Florida 34208
(941) 745-2101

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

YES ☐ NO ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $885.069.50.  Such value was computed by reference to the $0.50 closing price of the common stock on such date on the Over-the-Counter Bulletin Board inter-dealer trading system ("OTCBB") on the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this determination, directors, executive officers and holders of 10% or more of the registrant's common stock were considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of March 10, 2011: 1,770,139 shares of common stock, par value $.01 per share (the "Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Shareholders to be held on June 15, 2011, are incorporated herein by reference into Part III of this report.

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

The Company maintains its corporate offices at 2504 64th Street Court East, Bradenton, Florida 34208.

B. Business.

    Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"), acted as a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"), from October 25, 1999 when the Bank commenced operations, until September 10, 2010, when the Florida Office of Financial Regulation (the “OFR”) declared the Bank to be insolvent. The Bank was closed, with the FDIC being appointed as receiver therefor, and sold to Bank of the Ozarks.

In the short run, management intends to maintain the Company’s status as a reporting public company, which, if an appropriate opportunity arises, may engage in a transaction with an operating company.  There is no assurance that, in the long run, we will be able to maintain such status and consummate any such transaction.

Item 2. Description of Property.

     In August 2000, the Company moved its operations into a new one-story building located at 900 53rd Avenue East, in Bradenton (the “Building”).  The Building, after the addition of almost 2,000 square feet of interior space in August, 2004, consists of approximately 7,000 square feet of interior space, four interior teller windows, four exterior drive-through teller stations and 36 parking spaces.  The interior includes executive offices, work stations for support staff and safe deposit box storage areas.  The original total cost of the Building, including the costs of construction, landscaping, and furniture and equipment, was approximately $1.7 million. The 2004 addition cost the Company approximately $260,000, and the Company spent another approximately $40,000 to furnish the additional space with furniture and equipment.  Subsequently all furniture and equipment was taken into receivership by the FDIC.  At present, Bank of the Qzarks is operating out of this location.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Market for Common Stock and Dividend Policy.

     Our Amended and Restated Articles of Incorporation authorize us to issue up to 25,000,000 shares of the Common Stock and 1,000,000 shares of preferred stock.  As of March 10, 2011, 1,809,912 shares of the Common Stock were issued, and 1,770,139 were outstanding and held by 586 holders of record.  No shares of preferred stock were then issued and outstanding.

     Since November 2004, the Common Stock has been trading on the OTCBB under the symbol "HZNB".  The following table sets forth the range of high and low bid information for the four quarters of 2010, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	2.50	0.90
June 30	0.99	0.25
September 30	0.50	0.10
December 31	0.19	0.02

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

   The following table sets forth the range of high and low bid information for the four quarters of 2009, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	7.75	6.00
June 30	9.25	3.10
September 30	5.00	3.90
December 31	4.95	1.60

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

A. Results of Operations.

For the twelve months ended December 31, 2010, the Company reported a net loss of $5,770,000, compared to a net loss of $8,127,000 for the same period in 2009.  Basic and diluted loss per share were $3.26 for the twelve months ended December 31, 2010, compared to losses of $4.59 for the twelve months ended December 31, 2009.  The loss is attributable almost entirely, to the extent of $5,693,000, to the closure of the Bank.

B. Balance Sheet Analysis

Total Assets

As of December 31, 2010, total assets of the Company were $1,263,620 compared to $199,499,006 at December 31, 2009, a decrease of $198.2 million.  The decrease is primarily due to the closure of the Bank.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

The following financial statements are contained in this Item 7:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009

F-i

F-ii

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Horizon Bancorporation, Inc.
Bradenton, Florida

We were engaged to audit the accompanying balance sheet of Horizon Bancorporation, Inc., Bradenton, Florida (the “Company”), as of December 31, 2010, and the related statements of operations, comprehensive (loss), changes in shareholders’ equity and cash flow for the year then ended (the “2010 financial statements”).  The 2010 financial statements are the responsibility of the Company’s management.

On September 10, 2010, the Company’s sole subsidiary, Horizon Bank, was closed by the Florida Office of Financial Regulation and the Federal Deposit Insurance Corporation was appointed as receiver of the Horizon Bank. Because the FDIC would not release Horizon Bank’s records to the Company’s management, we were unable to apply necessary procedures that are significant to the 2010 financial statements audit.

Due to our inability to access necessary accounting records, as well as obtain sufficient appropriate evidential matter with respect to the 2010 financial statements, we are unable to express, and do not express, an opinion on the 2010 financial statements.

We have audited the accompanying consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of income, comprehensive (loss), changes in shareholders' equity and cash flows for the year then ended (the “2009 financial statements”).  The consolidated 2009 financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated 2009 financial statements based on our audit.

We conducted the 2009 financial statements audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the 2009 financial statements audit provides a reasonable basis for our opinion.

In our opinion, the consolidated 2009 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorporation, Inc., and subsidiary at December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed under Note 2 to the financial statements, the Company has suffered heavy losses in calendar years 2010 and 2009, reducing its capital accounts significantly.  Moreover, federal and state regulators, in 2009, imposed a Written Agreement on the Bank mainly due to increasing levels in non-performing assets and eroding regulatory capital.  The above, combined with the closing of the subsidiary bank raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described under Note 2.  The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/S/ Francis & Co., CPA's

Atlanta, Georgia
April 14, 2011

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Balance Sheets

	As of December 31,
	2010	2009
ASSETS
Cash and due from banks	$13,440	$376

Property and equipment, net	1,247,180	1,299,722
Assets of discontinued operations	-----0-----	198,172,453
Other assets	3,000	26,455
Total Assets	$1,263,620	$199,499,006
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Liabilities of discontinued operations	------0-----	192,766,640
Note payable	981,782	1,065,205
Other liabilities	91,000	------0-----
Total Liabilities	$1,072,782	$193,831,845
Shareholders' Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$—	$—
Treasury Stock: 39,773 shares	(479,393)	(479,393)
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at December 31, 2010 and 2009.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Retained (deficit)	(9,776,082)	(4,006,176)
Accumulated other comprehensive income/(loss), net of tax	-----0-----	(293,583)
Total Shareholders' Equity	$190,838	$5,667,161
Total Liabilities and Shareholders' Equity	$1,263,620	$199,499,006

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009
Operating Income
Gain on sale of asset	58,148		------0------
Other miscellaneous income	36		------0------
Total operating income	$58,184	$	------0------
Operating Expenses
Interest expense on note	54,753		59,147
Other operating expenses	80,641		123,009
Total operating expenses	$135,394		$182,156
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	$(77,210)		$(182,156)
Income tax provision/(benefit)	------0------		(28,401)
LOSS FROM CONTINUING OPERATIONS	$(77,210)		$(153,755)
DISCONTINUED OPERATIONS
Loss from discontinued operations	(5,692,696)		(11,555,912)
Income tax provision/(benefit)	------0------		(3,582,329)
LOSS ON DISCONTINUED OPERATIONS	(5,692,696)		(7,973,583)

NET LOSS	$(5,769,906)	$	(8,127,338)
Net (loss) per common share: basic and diluted, from:
Continuing operations	$(.04)		$(.09)
Discontinued operations	(3.22)		(4.50)
NET LOSS PER BASIC AND DILUTED SHARE	$(3.26)		$(4.59)
Weighted average number of shares outstanding:
Basic and Diluted	1,770,139		1,770,116

Refer to notes to the consolidated financial statements

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2010 and 2009

						Accumulated
						Other
	Common Stock		Treasury	Paid in	Retained	Comprehensive
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance December 31 , 2008	1,768,446	$18,082	$(479,393)	$10,358,919	$4,116,602	$(1,219,680)	$12,794,530
Prior period adjustment					$4,560		$4,560
Comprehensive Income:
Net income/(loss), twelve-month period ended December 31, 2009					$(8,127,338)		$(8,127,338)
Net unrealized income on securities from discontinued operations, twelve-month period ended December 31, 2009						926,097	$926,097
Total comprehensive income/(loss),net of tax							(7,201,241)
Exercise of stock options/warrants	1,693	$17		$9,295			$9,312
Stock Options Expense				$60,000			60,000
Balance December 31 , 2009	1,770,139	$18,099	$(479,393)	$10,428,214	$(4,006,176)	$(293,583)	$5,667,161

Comprehensive Income:
Net income/(loss), twelve-month period ended December 31, 2010					(5,769,906)		$(5,769,906)
Net unrealized income on securities from discontinued operations, twelve-month period ended December 31, 2010						293,583	$293,583
Total comprehensive income/(loss),net of tax							$(5,476,323)
Balance December 31 , 2010	1,770,139	$18,099	$(479,393)	$10,428,214	$(9,776,082)	------0------	$190,838

Refer to notes to the consolidated financial statements.

HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009
Cash flow from operating activities:
Net (loss)	$(5,769,906)	$(8,127,338)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	11,845	13,018
(Gain) on sale of other assets	(58,148)	-0-
Decrease in other assets	23,455	10,607
Increase in other liabilities	91,000	(199,090)
Loss on discontinued operations, net	5,692,696	7,973,583
Net cash from operating Activities	$(9,058)	$(329,220)

Cash flow from investing activities:
Decrease in property and equipment	$105,545	$51,541
Net cash from investing activities	$105,545	$51,541

Cash flow from financing activities:
(Decrease) in note payable	$(83,423)	$259,441
Exercise of Warrants/Options	-0-	9,312
Net cash from financing activities	$(83,423)	$268,753

Net change in cash and cash equivalents	$13,064	$(8,926)
Cash and cash equivalents, beginning of year	376	9,302
Cash and cash equivalents, end of year	$13,440	$376

Supplemental Disclosure
Cash paid during the period for interest	$54,753	$59,147

Refer to notes to the consolidated financial statements.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

Note 1 - Organization and Summary of Significant Accounting Policies

Horizon Bancorporation, Inc., Bradenton, Florida (the "Company") was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank").  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver.  The FDIC sold the Bank to the Bank of the Ozarks.  The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of December 31, 2010 and 2009 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of December 31, 2010 and 2009 the Company held 39,773 shares of treasury stock.  Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board designated, by amending the Articles of Incorporation, a series of preferred stock.  The series, designated as Series A Preferred Stock, consists of 5,000 shares with a liquidation preference of $1,000 per share.  As of December 31, 2010 and 2009, there were no shares of the Company's preferred stock issued or outstanding.

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

Cash and Cash Equivalents.  Cash and cash equivalents include cash, demand balances due from banks, federal funds sold, and interest bearing deposits due from other banks, all of which mature within 90 days.

Securities.  Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost.  Securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings.  Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value with the unrealized holding gains/losses reported as a component of other comprehensive income, net of tax.  Generally, in the available-for-sale category are securities that are held to meet investment objectives such as interest rate risk, liquidity management and asset-liability management strategies among others.  The classification of investment securities as held-to-maturity, trading or available-for-sale is determined at the date of purchase.  The Company does not have trading securities at December 31, 2010 and 2009.  Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are classified as available for sale and recorded at cost.

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

Property and Equipment.  Building, leasehold improvements, furniture, and equipment are stated at cost, net of accumulated depreciation.  Land is carried at cost.  Depreciation is computed principally by the straight-line method based on the estimated useful lives of the related assets.  Maintenance and repairs are charged to operations, while major improvements are capitalized.  Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations.  The Company had no capitalized lease obligations at December 31, 2010 and 2009.

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

Stock-Based Compensation.    Accounting principles require that the compensation cost relating to share-based payment transaction be recognized in the financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  Accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period.  The Company uses the Black-Scholes Option-Pricing model to estimate the fair value of stock options and stock warrants.  No stock options or stock warrants were granted during calendar years 2010 and 2009.

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

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Comprehensive income for calendar years 2010 and 2009 are shown in the consolidated statements of changes in shareholders' equity.

Discontinued Operations.  The Company’s primary asset at December 31, 2009, was its subsidiary bank.  On September 10, 2010, the Bank was closed by OFR and the FDIC was appointed as the receiver.  All balance sheet and operating data for the Bank are reflected as discontinued operations.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

A summary of the results of operations of the discontinued Bank for the year ended December 31, 2009, follows:

Interest income	$11,755,373
Interest expense	5,731,341
Net interest income	6,024,032
Provision for possible loan losses	11,196,661
Net interest income after provision for loan losses	(5,172,629)
Non-interest income	(866,736)
Non-interest expense	(5,516,547)
Loss before income tax	(11,555,912)
Income tax (benefit)	(3,582,329)
Net (loss)	$(7,973,583)

A summary of assets and liabilities of the discontinued Bank as of December 31, 2009, follows:

Cash and due from banks	$9,719,236
Federal funds sold	---0---
Total cash and cash equivalents	$9,719,236
Securities:
Held to maturity, at amortized cost	11,462,744
Available-for-sale, at fair value	13,080,811
Loans held for sale	1,262,199
Loans, net	151,127,759
Property and equipment, net	2,398,780
Other real estate owned	2,579,138
Other assets	6,541,786
Total Assets from discontinued operations	$198,172,453

Liabilities:
Deposits:
Non-interest bearing deposits	$9,686,614
Interest bearing deposits	164,889,658
Total deposits	$174,576,272
Federal Home Loan Bank borrowings	18,000,000
Other liabilities	190,368
Total Liabilities from discontinued operations	$192,766,640
Net Assets of discontinued operations	$5,405,813

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. Disclosures should be provided based on portfolio segment and class of financing receivable. Additional disclosures by class of financing receivable will be required relating to credit quality indicators, aging of past due financing receivables, and the nature and extent of troubled debt restructurings during the period. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Note 2 – Regulatory Matters, Going Concern Consideration and Equity Offering

Regulatory Matters

(a)           Written Agreement

On November 10, 2009, the Federal Reserve Bank of Atlanta (the “FRB”), the OFR and the Bank have mutually agreed to enter into a Written Agreement (“the Agreement”).  The Agreement contains a list of strict requirements with which the Bank must comply.  A summary of the Agreement is as follows:

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

With the exception of one item, management believes that the Bank was in compliance with the Agreement.  The one unresolved item was the requirement to increase capital to acceptable levels.

(b)           Prompt Corrective Action Directive

On March 9, 2010, the Board of Governors of the Federal Reserve System (the ”Board of Governors”) delivered to Horizon Bank, the Company’s wholly-owned subsidiary (the “Bank”), a Prompt Corrective Action Directive Issued Pursuant to Section 38 of the Federal Deposit Insurance (“FDI”) Act, As Amended (the “PCA Directive”).  The PCA Directive, which was dated March 4, 2010, states that the Bank has been undercapitalized and has not filed an acceptable capital restoration plan.  Accordingly, the PCA Directive directs the Bank, the Company and the Bank’s Board to:

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

•	Comply with the provisions of Section 38 of the FDI Act restricting asset growth, acquisitions, branching and new lines of business.

Any material failure to comply with the provisions of the Agreement or PCA Directive could result in further enforcement actions by the regulators.  Such additional enforcement actions may include the placement of the Bank into receivership/conservatorship.  On September 10, 2010, the regulators closed the Bank due to the Bank’s inability to comply with the capital requirements detailed under the Agreement and the PCA Directive.

(c)           Bank Closing and Current Dealings with the FDIC

On September 10, 2010, the Bank was closed by the OFR and placed into receivership with the FDIC.  The inability to comply with regulatory capital directives together with the increasing levels in non-performing assets were the primary causes of the Bank’s failure.

The original Bank building is the main asset that is currently owned by the Company.  In the past few months, the FDIC has contested the Company’s ownership of the building.  However, the FDIC is also in negotiations with the Company for leasing the building.  If the negotiations are successful, rent receipts will be sufficient to cover the monthly mortgage obligations as well as, possibly, other operational expenses.  The building is shown as an asset in the Company’s balance sheet as of December 31, 2010 and 2009.

Prior to the Bank’s closing, the Company filed for an income tax refund in the amount of approximately $1.6 million.  The FDIC claims that since the substantial majority of the refund amount is due to the Bank’s, as opposed to the Company’s prior losses, the substantial majority of the refund thereof belongs to the Bank and, by extension, to the FDIC as the receiver of the Bank.  Since it is unclear as to what portion of the tax refund belongs to the Company, a matter that is currently being negotiated with the FDIC, the tax refund is not shown as a receivable in the Company’s balance sheet as of December 31, 2010.

Going Concern Consideration

In the past two calendar years, the Company has experienced heavy losses that caused the capital accounts to be reduced by approximately 98%.  The Bank, the Company’s sole subsidiary, was closed by the banking regulators.  Moreover, the ownership of the Company’s primary asset, a building, is being contested by the FDIC.  For the reasons enumerated above, there exist substantial doubt about the Company’s ability to continue as a going concern.  As discussed earlier, the Company is in negotiation with the FDIC concerning ownership, whole or in part, with respect to two items: (i) a building that is on the Company’s 2010 and 2009 financial statements and (ii) a tax refund in the approximate amount of $1.6 million that is not part of the Company’s 2010 financial statements.  The FDIC is also in negotiations with the Company about leasing the above building for three years.  Should the lease negotiations prove successful, the lease payments will cover the current mortgage payments as well as, possibly, other operational expenses.  The overall plan is to liquidate all of the Company assets, pay all debts and return excess funds, if available, to shareholders.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

Equity Offering

The Company commenced an equity offering of shares of 7% Series A Cumulative Convertible Preferred Stock in late 2009.  The above offering was terminated in 2010 following the Bank closing, and all proceeds collected were returned.

Note 3 - Federal Funds Sold and Purchased

The Bank was required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits.  When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis.  At December 31, 2010 and 2009, federal funds sold were $0 and $0, respectively.  Federal funds purchased represent unsecured borrowing from other financial institutions and generally mature daily.  At December 31, 2010 and 2009 the Bank had no Federal funds purchased.

Note 4 - Securities Held-to-Maturity

There were no securities held-to-maturity as of December 31, 2010.

The amortized costs and estimated market values of securities held-to-maturity as of December 31, 2009 follow:

Description	Amortized Costs	Gains	Gross Unrealized Losses	Estimated Market Values
State, County and Municipalities	$10,532,744	$33,222	$(823,808)	$9,742,158
Corporate Securities	930,000	-0-	(154,800)	775,200
Total Securities	$11,462,744	$33,222	$(978,608)	$10,517,358

At December 31, 2010 and 2009, none of the securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.  Due to circumstances, the Company changed its intent to hold certain securities to maturity without calling into question the intent to hold other debt securities to maturity in the future.  Proceeds from sales of securities held-to-maturity for the years ended December 31, 2010 and 2009 were $0 and $2,586,770, respectively; net gains on the above sales were $0 and $16,895, respectively.  For the years ended December 31, 2010 and 2009, impairment charges were $0 and $70,000, respectively.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

Information pertaining to securities with gross unrealized losses at December 31, 2009, aggregated by investment category and further segregated by length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

December 31, 2009

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, County and Municipal	$1,509,541	$(42,542)	$5,230,215	$(781,266)	$6,739,756	$(823,808)
Corporate Securities	-0-	-0-	775,200	(154,800)	775,200	(154,800)
Total	$1,509,541	$(42,542)	$6,005,415	$(936,066)	$7,514,956	$(978,608)

Unrealized losses on held-to-maturity securities as of December 31, 2009, amounted to $978,608, representing 8.54% of the total held-to-maturity securities portfolio.  Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating entities have occurred, the severity and duration of the impairment and the volatility of the security's fair value.  As management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value and due to the fact that the decline in fair value is attributable to changes in interest rates and not credit quality, these investments are not considered other-than-temporarily impaired.

Note 5 - Securities Available-for-Sale

There were no securities available-for-sale as of December 31, 2010.

The amortized costs and estimated market values of securities available-for-sale as of December 31, 2009 follow:

Description	Amortized Costs	Gains	Gross Unrealized Losses	Estimated Market Values
U.S. Agency	$2,493,024	$445	$(36,394)	$2,457,075
Collateralized Mortgage Obligations	1,787,927	18,298	(162,136)	1,644,088
Mortgage Backed Securities	220,723	7,041	-0-	227,764
Corporate Securities	7,165,270	129,480	(401,556)	6,893,194
Other Securities	1,858,689	-0-	-0-	1,858,689
Total Securities	$13,525,633	$155,264	$(600,086)	$13,080,810

Other securities include equity investments in FRB, FHLB, and one other bank whose owners are other financial institutions.  These restricted equity securities are recorded at cost because of the lack of a readily determinable fair value.

At December 31, 2010 and 2009, respectively, $0 and $2,998,000 agency securities were pledged to secure public funds, repurchase agreements, and for other purposes required or permitted by law.  Proceeds from sales of securities, available-for-sale, for the years ended December 31, 2010 and 2009 were $0 and $3,757,123, respectively; net gains on the above sales were $0 and $101,861, respectively.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

Information pertaining to securities with gross unrealized losses at December 31, 2009, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

December 31, 2009

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency	$989,980	$(10,020)	$966,650	$(26,374)	$1,956,630	$(36,394)
Collateralized Mortgage obligations	-0-	-0-	-0-	-0-	-0-	-0-
Mortgage backed securities	-0-	-0-	760,885	(162,136)	760,885	(162,136
Trust preferred securities & other corporate notes	-0-	-0-	1,111,194	(401,556)	1,111,194	(401,556)
Total	$989,980	$(10,020)	$2,838,729	$(590,066)	$3,828,709	$(600,086)

Unrealized losses in the securities available for sale portfolio as of December 31, 2009, amounted to $600,086, representing 4.59% of the total available-for-sale portfolio.

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

During calendar year 2009, a decline in the fair value of certain securities was deemed to be other-than-temporarily impaired.  The impairments in fair value resulted from the decline in the credit quality of the issuer and not from fluctuations in interest rates.  Consequently, losses related to the above impairments in the amount of $2,213,807 were realized by the Company for the year ended December 31, 2009.

Note 6 - Loans

There are no loans outstanding as of December 31, 2010.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

The composition of net loans by major loan category, as of December 31, 2009, follows:

Real estate - commercial	$97,783,166
Real estate - construction	1,369,987
Real estate - residential	37,438,678
Commercial	17,217,611
Consumer	2,049,597
Loans, gross	$155,859,039
Deduct:
Allowance for loan losses	(4,731,280)
Loans, Net	$151,127,759

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

The following is a summary of information pertaining to impaired loans as of and for the year ended December 31, 2009:

Impaired loans without a valuation allowance	$15,413,831
Impaired loans with a valuation allowance	8,796,449
Total impaired loans	$24,210,280
Valuation allowance related to impaired loans	2,043,000
Average investment in impaired loans	18,334,238
Interest recognized on impaired loans	$886,693

Loans on non-accrual status amounted to $0 and $15,685,437 at December 31, 2010 and 2009, respectively.  Interest recognized on non-accruing loans at December 31, 2009 was $318,562.  Loans past due ninety days or more and still accruing interest amounted to $0 at December 31, 2010 and 2009.

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

Activity within the Allowance accounts for the years ended December 31, 2009 follows:

Balance, beginning of year	$1,502,823
Add: Provision for loan losses	11,196,661
Add: Recoveries of previously charged off amounts	236,274
Total	$12,935,758
Deduct: Amount charged off	(8,204,478)
Balance, end of year	$4,731,280

Note 8 - Property and Equipment

Building, furniture, equipment, and land improvements are stated at cost less accumulated depreciation.  Land is stated at cost.  Components of property and equipment included in the consolidated balance sheets at December 31, 2010 and 2009 follow:

	December 31
	2010	2009
Land	$410,087	$410,087
Land Improvements	48,399	48,399
Building	1,056,552	1,053,009
Holding Company Vehicle	-----0------	39,041
Property and equipment of discontinued operations	-----0------	3,223,118
Property and equipment, gross	$1,515,038	$4,773,654
Deduct:
Accumulated depreciation	(267,858)	(250,814)
Accumulated depreciation of discontinued operations	-----0-----	(824,338)
Property and Equipment, net	$1,247,180	$3,698,502

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

Depreciation expense for the year ended December 31, 2009 amounted to $204,731.  Depreciation is charged to operations over the estimated useful lives of the assets.  The estimated useful lives and methods of depreciation for the principal items follow:

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

At December 31, 2010 and 2009, the Company had unused loan commitments of approximately $0 and $4.8 million, respectively.  Additionally, there were $0 in commitments under standby letters of credit at December 31, 2010 and 2009.  Various assets collateralize the majority of the loan commitments.  No material losses are anticipated as a result of these transactions.

On June 30, 1999, the Bank entered into a seven-year contractual agreement (the "Agreement") with a data processing provider.  That Agreement was renegotiated on May 11, 2001, with the new owner of the data processing company.  The Agreement was extended to August, 2008, with a renewal feature for an additional seven-year period.  In March, 2008 the contract was renegotiated with an expiration date of March, 2011.  The monthly service fee varies according to the services used and the number and type of transactions processed.  Expenses associated with the above and predecessor agreements associated with data processing services amounted to $240,349, for the year ended December 31, 2009.

The Company and its subsidiary are subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company except for the possible claims by the FDIC with respect to the building and the tax refunds discussed under Note 2.

Please refer to Note 15 concerning leases for branch offices from a partnership.

Please refer to Note 15 concerning warrants and options earned by directors and employees of the Bank.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

Note 10 - Deposits

No deposits were held by the Company as of December 31, 2010.

The following details deposit accounts at December 31, 2009:

Non-interest bearing deposits	$9,686,614
Interest bearing deposits:
NOW accounts	7,494,022
Money market	18,364,649
Savings	15,738,487
Time, less than $100,000	97,385,541
Time, $100,000 and over	25,906,959
Total deposits	$174,576,272

At December 31, 2010 and 2009, the Company held brokered time deposits in the amount of $0 and $11,647,000, respectively.  At December 31, 2010 and 2009, overdraft deposit accounts reclassified to loans aggregated $0 and $43,175, respectively.

Note 11 - Borrowings

During calendar year 2008, the Company obtained a $1.1 million line of credit (the “LOC”), of which $1,065,205 was outstanding at December 31, 2009.  The above LOC was secured by all of the Bank's issued and outstanding common stock; it carried a rate of published "Wall Street Journal" prime rate plus 1.00% with a floor of 6.00%.  The LOC provided for interest-only monthly payments until December 31, 2009, when principal and accrued interest became due.   Upon maturity, the LOC was subsequently extended for two additional weeks.  During calendar year 2010, the LOC was paid down to $969,000 and the maturity date was extended on several occasions.  On September 15, 2010, the LOC was converted to a note with an expiration date of September 15, 2015, and an interest rate of 6%.  The note is secured by the Company’s building.  The note provides for an interest reserve that accumulates and is added to the principal.  As of December 31, 2010, the note balance was $981,782.

During calendar year 2009, the Bank obtained several funding advances from the Federal Home Loan Bank (the "FHLB").  The above advances were secured by a blanket lien on all real estate mortgages held by the Bank.  The outstanding balance on the above funding advances amounted to $0 and $18,000,000, respectively, at December 31, 2010 and 2009.  Additional information concerning the outstanding advances as of December 31, 2009 follow.  Note that all interest rates are fixed:

Amounts December 31, 2009	Interest Rate	Date of Maturity
$5,000,000	4.32	03-05-2012
3,000,000	4.48	05-18-2012
5,000,000	4.76	06-22-2012
5,000,000	3.35	07-23-2018
$18,000,000	N/A	N/A

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

During calendar year 2009, a $3.0 million advance matured and was paid-off.  Two other advances, aggregating $8.0 million were paid-off prior to maturity to improve the Bank’s liquidity position and reduce interest expense.  A penalty of approximately $413,000 was incurred by the Bank during calendar year 2009 to compensate the FHLB for the early prepayments of the advances.

Note 12 - Interest on Deposits and Borrowings

A summary of interest expense for the year ended December 31, 2009 follows:

Interest on NOW accounts	$19,281
Interest on money market accounts	286,871
Interest on savings accounts	247,591
Interest on CDs under 100,000	3,139,675
Interest on CDs $100,000 and over	928,539
Interest on borrowings	1,168,531
Total interest on deposits and borrowings	$5,790,488

Note 13 - Other Operating Expenses

A summary of other operating expenses for the year ended December 31, 2009 follows:

Postage and courier	$69,299
Advertising and promotion	69,704
Taxes and insurance	97,809
Telephone	32,748
Supplies and printing	36,937
Meetings and seminars	46,027
Correspondent bank charges	36,849
Other real estate expense	85,739
Directors' fees	31,700
Investment advisor expense	31,222
FHLB prepayment penalties	413,168
Other	217,827
Total other operating expenses	$1,169,029

Note 14 - Income Taxes

As of December 31, 2010 and 2009, the Company's provision for income taxes consisted of the following:

	2010	2009
Current	$-0-	$(1,880,281)
Deferred	-0-	(1,730,449)
	$-0-	$(3,610,730)

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

The Company’s income tax expense for the year ended December 31, 2009 differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

Tax provision at Federal statutory rate	$(3,990,943)
Increase in valuation allowance	367,081
Other	13,132
Income tax expense/(benefit)	$(3,610,730)

The components of deferred income taxes are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Loan loss reserves	$-0-	$1,608,635
Other real estate owned (OREO)	-0-	156,736
Securities, OTTI	-0-	191,853
Stock options/warrants	-0-	66,980
Loss carry forward	-0-	913,031
Unrealized loss, AFS securities	-0-	150,083
Total	-0-	3,087,318
Deferred tax liabilities:
Depreciation	-0-	143,605
Total	-0-	143,605
Deferred tax asset, net	$-0-	$2,943,713
Valuation allowance	-0-	(367,081)
Deferred tax assets, net of valuation	$-0-	$2,576,632

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

No options/warrants were granted during calendar years 2010 and 2009.

In connection with the initial offering of common stock, the Company granted warrants to certain organizers to purchase 206,280 shares of the Company’s common stock at an exercise price of $5.50 per share.  These warrants, which were fully vested as of December 31, 2002, have expired on October 25, 2009.

A summary of the options/warrants activity for the years ended December 31, 2010 and 2009 is presented below.

	Number of Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2008	345,039	$6.86

Granted during 2009	-0-	$-0-
Exercised during 2009	(1,693)	5.50
Forfeited during 2009	(217,869)	5.51

Outstanding, December 31, 2009	125,477	$9.20

Granted during 2010	-0-	$-0-
Exercised during 2010	-0-	-0-
Forfeited during 2010	-0-	-0-

Outstanding, December 31, 2010	125,477	$9.20

Lease of a Branch Office.  On February 9, 2001, the Bank entered into a lease agreement with Horizon Partnership, LLP, (the "Horizon Partnership") to lease approximately 3,800 square-feet of a new office building in Bradenton, Florida.  Four of the Company's board members are also the majority owners of the Horizon Partnership.  The lease, which commenced on June 1, 2001, is for a period of 10 years with two consecutive five-year extensions.  In addition to the monthly lease payment, the Bank is required to pay pro-rata real-estate taxes and special assessments that may be levied against the property.  The total monthly payment approximates $9,500, an amount that was paid beginning with the September 1, 2001 payment.  The monthly lease payments increase by 3% on the date of each anniversary.  For the year ended December 31, 2009, expenses associated with this lease amounted to $120,074.

On May 18, 2005, the Bank entered into a lease agreement with TCB,LLP, (the "TCB Partnership") to lease approximately 3,800 square-feet of a new office building in Palmetto, Florida.  Five of the Company's board members are also the majority owners of TCB, LLP.  The lease, which commenced on October 10, 2005, is for a period of 10 years with two consecutive five-year extensions.  In addition to the monthly lease payment, the Bank is required to pay pro-rata real estate taxes and special assessments that may be levied against the property.  The total monthly payment approximates $10,000, an amount that was paid beginning with the October 11, 2005 payment.  The monthly lease payments increase by 3% on the date of each anniversary.  For the year ended December 31, 2009, expenses associated with this lease amounted to $124,797.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

As of December 31, 2010, the future minimum lease commitments are $0.

Payments to Directors.  One director received $7,897 and $27,230 for products and services sold to the Company during the years ended December 31, 2010 and 2009, respectively.  The aggregate fees to directors during the year ended December 31, 2009 amounted to $31,700.

Borrowings and Deposits by Directors and Executive Officers.  Certain directors, principal officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business.  As of December 31, 2010 and 2009, loans outstanding to directors, their related interests and executive officers aggregated $0 and $7,935,266, respectively.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties.  In the opinion of management, loans to related parties did not involve more than normal credit risk or present other unfavorable features.

A summary of the related party loan transactions during the calendar year 2009 follows:

Balance, beginning of year	$8,109,442
New loans	245,000
Less: Principal reductions	(419,176)
Balance, end of year	$7,935,266

Deposits by directors, executive officers and their related interests, as of December 31, 2009 approximated $1,559,642.

Certain directors have advanced funds to the Company during calendar year 2010 to avoid default by the Company on its LOC.  The advances are interest-free and with no maturity date.  The aggregate amount of the advances is $91,000 as of December 21, 2010.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

Note 16 - Concentrations of Credit

The Company originates primarily commercial, residential, and consumer loans to customers in Manatee County, Florida, and surrounding counties.  The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on economic conditions prevailing at the time in Manatee County and the surrounding counties.

As of December 31, 2010, no loans were outstanding.

At December 31, 2009, eighty-two percent of the Company's loan portfolio was concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area.  Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area.  Another five percent or $8,473,726 of the Company's loan portfolio was concentrated in loans guaranteed by the United States Department of Agriculture.  The majority of these loans are secured by real estate and all are guaranteed with the full faith and credit of the United States government.  The other significant concentrations of credit by type of loan are set forth under Note 6.

The Company, as a matter of policy, did not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank's statutory capital, or approximately $1.9 million at December 31, 2009.

Note 17 - Regulatory Matters

As of December 31, 2010, the Company was no longer a bank holding company and, therefore, it was not supervised or regulated by either OFR, FRB or FDIC.  As of December 31, 2009, however, the Company was supervised and regulated by OFR and FRB.  The Bank was chartered by the State of Florida and was a member of the Federal Reserve System.  As such, the Bank was supervised and regulated by OFR and by the FRB.

Various requirements and restrictions under federal and state laws regulate the operations of banks and bank holding companies.  These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of the loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations.  The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary bank.  The Bank was subject to limitations under state and federal laws in the amount of dividends it may declare.  At December 31, 2009, none of the Bank's retained earnings was available for dividend declaration.  During the year ended December 31, 2009 the Bank paid no dividends to its parent company.

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

			Significantly		Adequately
December 31, 2009	Bank	Company	Undercapitalized	Undercapitalized	Capitalized
Tier 1 Leverage	2.6%	2.1%	< 3.0%	< 4.0%	≥ 4.0%
Tier 1 to RWA	3.6%	2.9%	< 3.0%	< 4.0%	≥ 4.0%
Total capital to RWA	4.9%	4.2%	< 6.0%	< 8.0%	≥ 8.0%

As of December 31, 2009, the Bank was significantly undercapitalized based on two capital ratio standards, and adequately capitalized based on one capital ratio standard.  The Company is significantly undercapitalized based on two capital ratio standards and undercapitalized based on one capital ratio standard.  Refer to Note 2 for information concerning the Written Agreement and the PCA Directive.

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2009, are presented in the following table:

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2009:

Fair Value Measurements at
December 31, 2009 Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment Securities	$13,081	$—	$6,191	$6,890
Loans Held for Sale	$1,262	$—	$1,262	$—

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

Assets and liabilities with an impairment charge during the current year and measured at fair value on a nonrecurring basis are summarized below as of December 31, 2009:

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

Horizon Bancorporaiton, Inc.
Financial Statements
December 31, 2010 and 2009

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

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$13,440	$13,440	$9,719,612	$9,719,612
Securities held-to-maturity	-0-	-0-	11,462,744	10,517,358
Securities available-for-sale	-0-	-0-	13,080,811	13,080,811
Loans, net	-0-	-0-	151,127,759	152,659,810
Accrued interest receivable	-0-	-0-	1,184,830	1,184,830

Financial liabilities:	-0-	-0-
Deposits	$-0-	$-0-	$174,576,272	$172,678,983
Borrowings	1,072,782	1,072,782	19,065,205	20,057,245
Accrued Interest Payable	-0-	-0-	34,824	34,824

Item 9. Changes in and Disagreements With Accountants and Financial Disclosure.

The registrant did not change accountants in 2010 and continues to engage the independent accounting firm of Francis & Company, CPAs.

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

Our evaluation of internal control over financial reporting as of December 31, 2010, was conducted on the basis of framework in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  However, in the absence of access to necessary accounting records, management cannot conclude that material weaknesses in our internal control over financial reporting did not exist.  Consequently, management could not conclude that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting.

There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information.

There is no information that was required to be disclosed by the Company on Form 8-K during the fourth quarter of 2010, that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted a Code of Conduct for directors and officers, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.  The Company will provide to shareholders and all other persons a copy of the Company's Code of Conduct upon request and without charge.  This document may be requested by writing to Horizon Bancorporation, Inc., 2504 64th Street Court East, Bradenton, Florida 34208, Attention: Charles S. Conoley.

The remaining information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2011 annual meeting, including the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2011 annual meeting, including the information set forth under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2011 annual meeting, including the information set forth under the captions "Beneficial Ownership of the Company's Common Stock."

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2011 annual meeting, including the information set forth under the caption "Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for the Company's 2011 annual meeting, including the information set forth under the caption "Fees Paid to Independent Auditors."

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Sequential Description
3(i)
Third Amended and Restated Articles of Incorporation of registrant, dated October 22, 2009, incorporated by reference to Exhibit 3.1 of the Quarterly Report on From 10-Q, File No. 333-71773, filed on November 16, 2009.

3(ii)	Amended and Restated Bylaws of registrant, incorporated by reference to Exhibit 2.2 of Registration Statement on Form SB-1, File No. 333-71773, filed on February 9, 1999.

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON BANCORPORATION, INC. (Registrant)

BY:	/S/ Charles S. Conoley
Charles S. Conoley, President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kathleen M. Jepson
Kathleen M. Jepson, Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:   April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Charles S. Conoley	President, Chief Executive Officer and Director	April 14, 2011
Charles S. Conoley

/S/ Michael Shannon Glasgow	Director	April 14, 2011
Michael Shannon Glasgow

/S/ Barclay Kirkland, D.D.S.	Director	April 14, 2011
Barclay Kirkland, D.D.S.

/S/ C. Donald Miller, Jr.	Director	April 14, 2011
C. Donald Miller, Jr.

/S/ David K. Scherer	Director	April 14, 2011
David K. Scherer

/S/ Bruce E. Shackelford	Director	April 14, 2011
Bruce E. Shackelford

/S/ Elizabeth Thomason, D.M.D.	Director	April 14, 2011
Elizabeth Thomason, D.M.D.

/S/ Mary Ann P. Turner	Chairman of the Board of Directors	April 14, 2011
Mary Ann P. Turner

/S/ Clarence R. Urban	Director	April 14, 2011
Clarence R. Urban