Form 10-Q
period 2011-03-31
HORIZON BANCORPORATION INC
filed 2011-05-16
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______ to ______

Commission file number 333-71773

Horizon Bancorporation, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0840545 (IRS Employer Identification No.)

2504 64th Street Court East
Bradenton, Florida 34208
(Address of Principal Executive Offices)

(941) 745-2101
(Registrant’s Telephone Number, Including Area Code)

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

Common Stock $0.01 Par Value as of May 6, 2011: Issued 1,809,912 Shares; Outstanding: 1,770,139 Shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON BANCORPORATION, INC.
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
Cash and due from banks	$8,399	$13,440

Property and equipment, net	1,240,208	1,247,180
Assets of discontinued operations	-----0-----	-----0-----
Other assets	3,000	3,000
Total Assets	$1,251,607	$1,263,620
LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Liabilities of discontinued operations	------0-----	------0-----
Note payable	991,127	981,782
Other liabilities	91,000	91,000
Total Liabilities	$1,082.127	$1,072,782
Shareholders’ Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$—	$—
Treasury Stock: 39,773 shares	(479,393)	(479,393)
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at March 31, 2011 and December 31, 2010.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Retained (deficit)	(9,797,440)	(9,776,082)
Accumulated other comprehensive income/(loss), net of tax	-----0-----	-----0-----
Total Shareholders’ Equity	$169,480	$190,838
Total Liabilities and Shareholders’ Equity	$1,251,607	$1,263,620

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Income
Gain on sale of asset	-------0-----		------0------
Other miscellaneous income	64		------0------
Total operating income	$64	$	------0------
Operating Expenses
Interest expense on note	9,346		15,093
Other operating expenses	12,077		5,347
Total operating expenses	$21,423		$20,440
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	$(21,359)		$(20,440)
Income tax provision/(benefit)	-----0-----		(6,950)
LOSS FROM CONTINUING OPERATIONS	$(21,359)		$(13,490)
DISCONTINUED OPERATIONS
Loss from discontinued operations	-----0------		(2,715,420)
Income tax provision/(benefit)	-----0------		(870,679)
LOSS ON DISCONTINUED OPERATIONS	-----0------		(1,844,741)

NET LOSS	$(21,359)	$	(1,858,231)
Net (loss) per common share: basic and diluted, from:
Continuing operations	$(.01)		$(.01)
Discontinued operations	(0.00)		(1.05)
NET LOSS PER BASIC AND DILUTED SHARE	$(0.01)		$(1.06)
Weighted average number of shares outstanding:
Basic and Diluted	1,770,139		1,770,139

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months ended March 31
	2011		2010
Cash flow from operating activities:
Net cash from operating activities		$(14,387)		$44,985

Cash flow from investing activities:
Decrease in property and equipment	$	-----0----	$	-----0----
Net cash from investing activities	$	-----0----	$	----0----

Cash flow from financing activities:
Increase/(Decrease) in note payable		$9,346		$(40,000)

Net cash from financing activities		$9,346		$(40,000)

Net change in cash and cash equivalents		$(5,041)		$4,985
Cash and cash equivalents, beginning of period		13,440		376
Cash and cash equivalents, end of period		$8,399		$5,361

See accompanying notes to the financial statements

HORIZON BANCORPORATION, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
for the Three-month periods ended March 31, 2011 and 2010

						Accumulated
						Other
	Common Stock		Treasury	Paid in	Retained	Comprehensive
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance December 31 , 2009	1,770,139	$18,099	$(479,393)	$10,428,214	$(4,006,176)	$(293,583)	$5,667,161
Comprehensive Income:
Net income/(loss), three month period ended March 31, 2010					$(1,858,231)		$(1,858,231)
Net unrealized income on securities from discontinued operations, three-month period ended March 31, 2010						87,674	$87,674
Total comprehensive income/(loss),net of tax							(1,770,557)
Balance March 31,2010	1,770,139	$18,099	$(479,393)	$10,428,214	$(5,864,407)	$(205,909)	$3,896,604
Balance December 31 , 2010	1,770,139	$18,099	$(479,393)	$10,428,214	$(9,776,082)	----0----	$190,838
Net income/(loss), three-month period ended March 31, 2011					(21,359)		$(21,359)
Balance March 31 , 2011	1,770,139	$18,099	$(479,393)	$10,428,214	$(9,797,440)	-----0-----	$169,480

NOTE 1 - ORGANIZATION and SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Horizon Bancorporation, Inc., Bradenton, Florida (the “Company”) was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the “Bank”).  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver.  The FDIC sold the Bank to the Bank of the Ozarks.  The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of March 31, 2011 and December 31, 2010 there were 1,809,912 shares issued and 1,770,139 shares of the Company’s common stock outstanding.   As of March 31, 2011 and December 31, 2010 the Company held 39,773 shares of treasury stock.  Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company’s Board may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board designated, by amending the Articles of Incorporation, a series of preferred stock.  The series, designated as Series A Preferred Stock, consists of 5,000 shares with a liquidation preference of $1,000 per share.  As of March 31, 2011 and December 31, 2010, there were no shares of the Company’s preferred stock issued or outstanding.

Basis of Presentation and Reclassification.  The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year’s amounts have been reclassified to conform to the current year presentation; such reclassifications had no impact on shareholders’ equity.

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

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Comprehensive income for calendar year 2010 is shown in the consolidated statements of changes in shareholders’ equity.

Discontinued Operations.  The Company’s primary asset at December 31, 2009, was its subsidiary bank.  On September 10, 2010, the Bank was closed by OFR and the FDIC was appointed as the receiver.  All balance sheet and operating data for the Bank as of March 31, 2010 are reflected as discontinued operations.

A summary of the results of operations of the discontinued Bank for the year ended March 31, 2010, follows:

Interest income	$2,565,917
Interest expense	1,047,427
Net interest income	1,518,490
Provision for possible loan losses	2,697,973
Net interest income after provision for loan losses	(1,179,483)
Non-interest income	15,838
Non-interest expense	(1,551,775)
Loss before income tax	(2,715,420)
Income tax (benefit)	(870,679)
Net (loss)	$(1,844,741)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2011-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. Disclosures should be provided based on portfolio segment and class of financing receivable. Additional disclosures by class of financing receivable will be required relating to credit quality indicators, aging of past due financing receivables, and the nature and extent of troubled debt restructurings during the period. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In January 2010, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update 2011-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2011-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

NOTE 3 – REGULATORY MATTERS, COMPANY LOAN, GOING CONCERN CONSIDERATION & EQUITY OFFERING

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

•
Submit a business plan for calendar year 2011 to improve the Bank’s earnings and overall condition.  The plan shall include a realistic and comprehensive operational budget and balance sheet projections.

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

(b)           Prompt Corrective Action Directive

On March 9, 2010, the Board of Governors of the Federal Reserve System (the “Board of Governors”) delivered to Horizon Bank, the Company’s wholly-owned subsidiary (the “Bank”), a Prompt Corrective Action Directive Issued Pursuant to Section 38 of the Federal Deposit Insurance (“FDI”) Act, As Amended (the “PCA Directive”).  The PCA Directive, which was dated March 4, 2010, states that the Bank has been undercapitalized and has not filed an acceptable capital restoration plan.  Accordingly, the PCA Directive directs the Bank, the Company and the Bank’s Board to:

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

Any material failure to comply with the provisions of the Agreement or PCA Directive could result in further enforcement actions by the regulators.  Such additional enforcement actions may include the placement of the Bank into receivership/conservatorship.  On September 10, 2011, the regulators closed the Bank due to the Bank’s inability to comply with the capital requirements detailed under the Agreement and the PCA Directive.

(c)           Bank Closing and Current Dealings with the FDIC

On September 10, 2010, the Bank was closed by the OFR and placed into receivership with the FDIC.  The inability to comply with regulatory capital directives together with the increasing levels in non-performing assets were the primary causes of the Bank’s failure.

The original Bank building is the main asset that is currently owned by the Company.  In the past few months, the FDIC has contested the Company’s ownership of the building.  However, the FDIC is also in negotiations with the Company for leasing the building.  If the negotiations are successful, rent receipts will be sufficient to cover the monthly mortgage obligations as well as, possibly, other operational expenses.  The building is shown as an asset in the Company’s balance sheet as of March 31, 2011 and December 31, 2010.

Prior to the Bank’s closing, the Company filed for an income tax refund in the amount of approximately $1.6 million.  The FDIC claims that since the substantial majority of the refund amount is due to the Bank’s, as opposed to the Company’s prior losses, the substantial majority of the refund thereof belongs to the Bank and, by extension, to the FDIC as the receiver of the Bank.  Since it is unclear as to what portion of the tax refund belongs to the Company, a matter that is currently being negotiated with the FDIC, the tax refund is not shown as a receivable in the Company’s balance sheet as of March 31, 2011 or December 31,2010.

Going Concern Consideration

In the past two calendar years, the Company has experienced heavy losses that caused the capital accounts to be reduced by approximately 98%.  The Bank, the Company’s sole subsidiary, was closed by the banking regulators.  Moreover, the ownership of the Company’s primary asset, a building, is being contested by the FDIC.  For the reasons enumerated above, there exist substantial doubt about the Company’s ability to continue as a going concern.  As discussed earlier, the Company is in negotiation with the FDIC concerning ownership, whole or in part, with respect to two items: (i) a building that is on the Company’s 2011 and 2010 financial statements and (ii) a tax refund in the approximate amount of $1.6 million that is not part of the Company’s 2011 financial statements.  The FDIC is also in negotiations with the Company about leasing the above building for three years.  Should the lease negotiations prove successful, the lease payments will cover the current mortgage payments as well as, possibly, other operational expenses.  The overall plan is to liquidate all of the Company assets, pay all debts and return excess funds, if available, to shareholders.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

Equity Offering

The Company commenced an equity offering of shares of 7% Series A Cumulative Convertible Preferred Stock in late 2010.  The above offering was terminated in 2011 following the Bank closing, and all proceeds collected were returned.

Item 2: Management’s Discussion and Analysis of Financial Condition and Operations Forward Looking Statements

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

DESCRIPTION OF BUSINESS

ORGANIZATION

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

The Company currently maintains its corporate offices at 2504 64th Street Court East, Bradenton, Florida 34208.

BUSINESS

Horizon Bancorporation, Inc., Bradenton, Florida (the “Company”), acted as a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the “Bank”), from October 25, 1999 when the Bank commenced operations, until September 10, 2010, when the Florida Office of Financial Regulation (the “OFR”) declared the Bank to be insolvent. The Bank was closed, with the FDIC being appointed as receiver therefor, and sold to Bank of the Ozarks.

In the short run, management intends to maintain the Company’s status as a reporting public company, which, if an appropriate opportunity arises, may engage in a transaction with an operating company.  There is no assurance that, in the long run, we will be able to maintain such status and consummate any such transaction.

DESCRIPTION OF PROPERTY

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

Results of Operations

Overall Net Income

The Company reported a net loss of $21,000 for the quarter ended March 31, 2011, compared to a net loss of $1,858,000 for the quarter ended March 31, 2010.  In 2010 the loss was attributable almost entirely to a loss of $1,845,000 at the closed Bank. Basic and diluted losses per share were $0.01 for the three months ended March 31, 2011. Basic and diluted losses per share for the three months ended March 31, 2010 were $1.06 of which $1.05 was attributable to the closed Bank.

Balance Sheet Analysis

Total Assets

As of March 31, 2011, total assets of the Company were $1,251,607 compared to $1,263,620 at December 31, 2010, a decrease of $12,000.  This decrease is due to the payment of operating expenses out of cash reserves.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first Three months of 2011  that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management (including our Chief Executive Officer and Acting Chief Financial Officer) does not expect that our financial reporting, disclosure controls and other internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override or the control.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-K for the year ended December 31, 2010.

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

Date: May 12, 2011