Form 10-Q
period 2011-06-30
Manasota Group, Inc.
filed 2011-08-22
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

Commission file number 333-71773

Manasota Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0840545
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

P. O. Box 14302
Bradenton, Florida 34280
(Address of Principal Executive Offices)

(941) 776-8233
(Registrant's Telephone Number, Including Area Code)

Horizon Bancorporation, Inc.
900 53rd Avenue East
Bradenton, Florida 34203
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

Common Stock $0.01 Par Value as of August 12, 2011: Issued 1,809,912 Shares; Outstanding: 1,770,139 Shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
Cash and due from banks	$768	$13,440

Property and equipment, net	1,233,235	1,247,180
Assets of discontinued operations	0	0
Other assets	3,000	3,000
Total Assets	$1,237,003	$1,263,620
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Liabilities of discontinued operations	0	0
Note payable	1,006,177	981,782
Accrued professional expenses	51,440
Other liabilities	91,000	91,000
Total Liabilities	$1,148,617	$1,072,782
Shareholders' Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$—	$—
Treasury Stock: 39,773 shares	(479,393)	(479,393)
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at June 30, 2011 and December 31, 2010.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Retained (deficit)	(9,878,534)	(9,776,082)
Accumulated other comprehensive income/(loss), net of tax	0	0
Total Shareholders' Equity	$88,386	$190,838
Total Liabilities and Shareholders' Equity	$1,237,003	$1,263,620

See accompanying notes to the financial statements

MANASOTA GROUP, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Income
Gain on sale of asset	0	49,400	0	49,400
Other miscellaneous income	0	0	64	0
Total operating income	$0	$49,400	$64	$49,400
Operating Expenses
Interest expense on note	15,050	13,270	24,396	28,363
Other operating expenses	66,044	40,824	78,121	46,171
Total operating expenses	81,094	$54,094	$102,517	$74,534
(LOSS)/GAIN FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	$(81,094)	$(4,694)	$(102,453)	$(25,134)
Income tax provision/(benefit)	0	(2,852)	0	(9,802)
(LOSS)/GAIN FROM CONTINUING OPERATIONS	$(81,094)	$(1,842)	$(102,453)	$(15,332)
DISCONTINUED OPERATIONS
(Loss)/gain from discontinued operations	0	82,195	0	(2,633,225)
Income tax provision/(benefit)	0	(49,295)	0	(919,974)
(LOSS)/GAIN ON DISCONTINUED OPERATIONS	0	131,490	0	(1,713,251)

NET (LOSS)/GAIN	$(81,094)	$129,648	$(102,453)	$(1,728,583)
Net (loss)/gain per common share: basic and diluted, from:
Continuing operations	(0.05)	$0.00	$(0.06)	$(0.01)
Discontinued operations	(0.00)	0.06	(0.00)	(0.96)
NET (LOSS)/GAIN PER BASIC AND DILUTED SHARE	(0.05)	$0.07	$(0.06)	$(0.97)
Weighted average number of shares outstanding:
Basic and Diluted	1,779,139	1,779,139	1,779,139	1,779,139

See accompanying notes to the financial statements

MANASOTA GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months ended June 30
	2011	2010
Cash flow from operating activities:
Net cash from operating activities	$(37,068)	$67.999

Cash flow from investing activities:
Payment from county for land right of way	$0	$49,400
Net cash from investing activities	$0	$49,400

Cash flow from financing activities:
Increase/(Decrease) in note payable	$24,396	$(100,000)

Net cash from financing activities	$24,396	$(100,000)

Net change in cash and cash equivalents	$(12,672)	$17,399
Cash and cash equivalents, beginning of period	13,440	376
Cash and cash equivalents, end of period	$768	$17,775

See accompanying notes to the financial statements

MANSOTA GROUP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the Six-month periods ended June 30, 2011 and 2010

						Accumulated
						Other
	Common Stock		Treasury	Paid in	Retained	Comprehensive
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance December 31 , 2009	1,770,139	$18,099	$(479,393)	$10,428,214	$(4,006,176)	$(293,583)	$5,667,161
Comprehensive Income:
Net income/(loss), six month period ended June 30, 2010					$(1,728,583)		$(1,728,583)
Net unrealized income on securities from discontinued operations, six -month period ended June 30, 2010						152,016	$152,016
Total comprehensive income/(loss),net of tax							(1,576,567)
Balance June 30,2010	1,770,139	$18,099	$(479,393)	$10,428,214	$(5,734,759)	$(141,567)	$4,090,594
Balance December 31 , 2010	1,770,139	$18,099	$(479,393)	$10,428,214	$(9,776,082)	0	$190,838
Net income/(loss), six -month period ended June 30, 2011					(102,453)		$(102,453)
Balance June 30 , 2011	1,770,139	$18,099	$(479,393)	$10,428,214	$(9,878,534)	0	$88,386

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Manasota Group, Inc. f/k/a Horizon Bancorporation, Inc., Bradenton, Florida (the "Company") was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank").  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver.  The FDIC sold the Bank to the Bank of the Ozarks.  The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations. As of the date of this Report, the Company’s sole asset is the building located at 900 53rd Avenue East, Bradenton, FL.  The building is being leased to Bank of the Ozarks under a 3-year lease expiring on September 10, 2013.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of June 30, 2011 and December 31, 2010 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of June 30, 2011 and December 31, 2010 the Company held 39,773 shares of treasury stock.  Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board designated, by amending the Articles of Incorporation., the Series A Preferred Stock, consisting of 5,000 shares with a liquidation preference of $1,000 per share.  No shares of Series A Preferred Stock having been issued, effective June 17, 2011, the Company’s Articles of Incorporation were amended to eliminate the designation of such series.  As of June 30, 2011 and December 31, 2010, there were no shares of the Company's preferred stock issued or outstanding.

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

Discontinued Operations.  The Company’s primary asset at December 31, 2009, was its subsidiary bank.  On September 10, 2010, the Bank was closed by OFR and the FDIC was appointed as the receiver.  All balance sheet and operating data for the Bank as of June 30, 2010 are reflected as discontinued operations.

Use of Estimates.  The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

Comprehensive Income.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Comprehensive income for calendar year 2010 is shown in the consolidated statements of changes in shareholders' equity.

A summary of the results of operations of the discontinued Bank for the year ended June 30, 2010, is as follows:

Interest income	$4,310,683
Interest expense	2,005,900
Net interest income	2,304,783
Provision for possible loan losses	2,697,973
Net interest income after provision for loan losses	(393,190)
Non-interest income	415,903
Non-interest expense	(2,655,938)
Loss before income tax	(2,633,225)
Income tax (benefit)	(919,974)
Net (loss)	$(1,713,251)

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

NOTE 3 –GOING CONCERN CONSIDERATION AND SUBSEQUENT EVENT

Going Concern Consideration and Subsequent Event

In the past two calendar years, the Company has experienced heavy losses that caused its capital accounts to be reduced by approximately 98%.  The Bank, the Company’s sole subsidiary, was closed by the banking regulators.  Moreover, as of the date of the financial statements included in this Report, the ownership of the building referred to Note 1 above was in dispute with the FDIC.  For these reasons, there existed, as of June 30, 2011, substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to June 30, 2011, in July 2011, the Company’s negotiations with the FDIC and Bank of the Ozarks did culminate in an agreement establishing that the Company is the sole owner of the 7280 square foot building previously occupied by the Company and the Bank, with the Bank of the Ozarks entering into a three-year triple net lease with respect to the Building expiring in September 2013.  The lease payments under the lease do exceed, by approximately $5,100, the Company’s debt service with respect to the three-year mortgage encumbering the Building, such mortgage is maturing in August 2013.  The building is the sole asset of the Company and there is no assurance that net income therefrom will be sufficient to meet all of the other operating expenses of the Company.  The Company may, therefore, be forced to sell the building, pay off all its debts and distribute the net proceeds, if any, to its shareholders.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements.  Moreover, these forward-looking statements speak only as of the date on which the statements were made. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

Readers should carefully review all disclosures we file from time to time with the SEC.

DESCRIPTION OF BUSINESS

ORGANIZATION

Manasota Group, Inc. f/k/a Horizon Bancorporation, Inc. (hereinafter, the "Company" or the "Registrant") was incorporated in the State of Florida on May 27, 1998, under the name of Manasota Group, Inc., for the purpose of becoming a bank holding company owning all of the outstanding capital stock of the Bank.  In anticipation of the filing for regulatory approval for the Bank, the Company amended its Articles of Incorporation on October 2, 1998, changing its name to Horizon Bancorporation, Inc.  All of the regulatory approvals necessary for the operation of the Company and the Bank were granted as of October 25, 1999.  The Articles of Incorporation were amended, effective June 17, 2011, to change the Company’s name back to Manasota Group, Inc.

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

BUSINESS

The Company acted as a one-bank holding company with respect to the Bank from October 25, 1999 when the Bank commenced operations, until September 10, 2010, when the Florida Office of Financial Regulation (the “OFR”) declared the Bank to be insolvent. The Bank was closed, with the FDIC being appointed as receiver therefor, and sold to Bank of the Ozarks.

As of July 2011, the Company’s business consists of acting as the lessor for the one-story, 7280 square foot building, located at 900 53rd Avenue Ease, Bradenton, Florida, previously occupied by the Company and the Bank (the “Building”).  The Building is being leased to Bank of the Ozarks and is subject to a $1,525,000 first lien mortgage in favor of 1st Manatee Bank.  The Company is realizing approximately $5,100 in net income per month, being the difference between the lease payments received and the debt service paid with respect to the mortgage.

Using its net income from the Building, management intends to pay all of its other operating expenses, which at this time do not include rent or any compensation to the officers and directors, but do include the costs and expenses of maintaining the Company’s status as a reporting public company at least through 2011.  In the meantime, the Company may , if an appropriate opportunity arises, engage in a transaction with an operating company.  There is no assurance that, in the long run, we will be able to maintain such status or consummate any such transaction.

DESCRIPTION OF PROPERTY

The Company owns the Building but does not occupy it.  In July 2011, but effective September 10, 2010, the Company leased the Building to Bank of the Ozarks.  The triple net lease expires in September 2013 and calls for rental payments of $14,560 per month.  The Building is encumbered by a first lien mortgage in favor of 1st Manatee Bank, securing a $1,525,000 promissory note maturing in August 2013, with interest accruing at an annual rate of 5.5%.

Results of Operations

Overall Net Income

The Company reported a net loss of $102,000 for the six months ended June 30, 2011, compared to a net loss of $1,729,000 for the six months ended June 30, 2010.  In 2010, the loss was attributable almost entirely to a loss of $1,713,000 incurred by the Bank.  Basic and diluted loss per share was $0.06 for the six months ended June 30, 2011.  Basic and diluted loss per share for the six months ended June 30, 2010 was $0.97, of which $0.96 was attributable to the Bank.

The Company reported a net loss of $81,000 for the three months ended June 30, 2011, compared to a net gain of $130,000 for the three months ended June 30, 2010.  In 2010 the gain was attributable almost entirely to a profit of $132,000 realized by the Bank.  Basic and diluted loss per share was $0.05 for the three months ended June 30, 2011.  Basic and diluted gain per share for the three months ended June 30, 2010 was $0.07 all of which was attributable to the Bank

Balance Sheet Analysis

Total Assets

As of June 30, 2011, total assets of the Company were $1,237,003 compared to $1,263,620 at December 31, 2010, a decrease of $27,000.  This decrease is due to the payment of operating expenses out of cash reserves.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first six months of 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting as such internal control existed as of December 31, 2010.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   [Removed and Reserved]

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
Date: August 19, 2011