Form 10-Q
period 2011-09-30
Manasota Group, Inc.
filed 2011-11-14
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common Stock $0.01 Par Value as of November 10, 2011: Issued 1,809,912 Shares; Outstanding: 1,770,139 Shares.

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
Cash and due from banks	$32,786	$13,440

Property and equipment, net	1,682,911	1,247,180
Assets of discontinued operations	-0-	-0-
Other assets	-0-	3,000
Total Assets	$1,715,697	$1,263,620
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Liabilities of discontinued operations	-0-	-0-
Note payable	1,520,697	981,782
Accounts Payable	923
Other liabilities	91,000	91,000
Total Liabilities	$1,612,620	$1,072,782
Shareholders' Equity:
Preferred stock, $.01 par value, 1.0 million shares authorized; zero shares issued and outstanding	$—	$—
Treasury Stock: 39,773 shares	(479,393)	(479,393)
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at September 30, 2011 and December 31, 2010.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Retained (deficit)	(9,863,843)	(9,776,082)

Accumulated other comprehensive income/(loss), net of tax	-0-	-0-
Total Shareholders' Equity	$103,077	$190,838
Total Liabilities and Shareholders' Equity	$1,715,697	$1,263,620

See accompanying notes to the financial statements

MANASOTA GROUP, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Income
Rental Income	43,680	-0-	43,680	-0-
Gain on sale of asset	10,600	-0-	10,600	49,400
Other miscellaneous income	78	-0-	142	-0-
Total operating income	$54,358	$-0-	$54,422	$49,400
Operating Expenses
Interest expense on note	15,910	13,674	40,306	42,037
Other operating expenses	23,756	16,525	101,877	62,696
Total operating expenses	39,666	$30,199	$142,183	$104,733
(LOSS)/GAIN FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	$14,692	$(30,199)	$(87,761)	$(55,333)
Income tax provision/(benefit)	-0-	9,802	-0-	-0-
(LOSS)/GAIN FROM CONTINUING OPERATIONS	$14,692	$(40,001)	$(87,761)	$(55,333)
DISCONTINUED OPERATIONS
(Loss)/gain from discontinued operations	-0-	(3,059,471)	-0-	(5,692,696)
Income tax provision/(benefit)	-0-	919,974	-0-	-0-
(LOSS)/GAIN ON DISCONTINUED OPERATIONS	-0-	(3,979,445)	-0-	(5,692,696)

NET (LOSS)/GAIN	$14,692	$(4,019,446)	$(87,761)	$(5,748,029)
Net (loss)/gain per common share: basic and diluted, from:
Continuing operations	0.01	$(0.02)	$(0.05)	$(0.03)
Discontinued operations	(0.00)	(2.24)	(0.00)	(3.20)
NET (LOSS)/GAIN PER BASIC AND DILUTED SHARE	$0.01	$(2.26)	$(0.05)	$(3.23)
Weighted average number of shares outstanding:
Basic and Diluted	1,779,139	1,779,139	1,779,139	1,779,139

See accompanying notes to the financial statements

MANASOTA GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months ended September 30
	2011	2010
Cash flow from operating activities:
Net cash from operating activities	$(118,362)	$46,556

Cash flow from investing activities:
Payment from county for land right of way	$60,000	$49,400
Net (increase) in Property	(461,207)	-0-
Net cash from investing activities	$(401,207)	$49,400

Cash flow from financing activities:
Increase/(Decrease) in note payable	$538,915	$(96,139)

Net cash from financing activities	$538,915	$(96,139)

Net change in cash and cash equivalents	$19,346	$(183)
Cash and cash equivalents, beginning of period	13,440	376
Cash and cash equivalents, end of period	$32,786	$193

See accompanying notes to the financial statements

MANSOTA GROUP, INC.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
for the Nine-month periods ended September 30, 2011 and 2010

						Accumulated
	Common Stock					Other
			Treasury	Paid in	Retained	Comprehensive
	Shares	Par Value	Stock	Capital	Earnings	Income	Total
Balance December 31 , 2009	1,770,139	$18,099	$(479,393)	$10,428,214	$(4,006,176)	$(293,583)	$5,667,161
Comprehensive Income: Net income/(loss), Nine month period ended September 30, 2010					$(5,748,029)		$(5,748,029)
Net unrealized income on securities from discontinued operations, Nine -month period ended September 30, 2010						293,583	$293,583
Total comprehensive income/(loss),net of tax							(5,454,446)
Balance September 30,2010	1,770,139	$18,099	$(479,393)	$10,428,214	$(9,754,205)	-0-	$212,715
Balance December 31 , 2010	1,770,139	$18,099	$(479,393)	$10,428,214	$(9,776,082)	-0-	$190,838
Net income/(loss), Nine -month period ended September 30, 2011					(87,761)		$(87,761)
Balance September 30 , 2011	1,770,139	$18,099	$(479,393)	$10,428,214	$(9,863,843)	-0-	$103,077

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Manasota Group, Inc. f/k/a Horizon Bancorporation, Inc., Bradenton, Florida (the "Company"), was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank").  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver.  The FDIC sold the Bank to the Bank of the Ozarks.  The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations. As of the date of this Report, the Company’s sole asset is the building located at 900 53rd Avenue East, Bradenton, FL.  The building is being leased to Bank of the Ozarks under a 3-year lease expiring on September 10, 2013.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of September 30, 2011 and December 31, 2010 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of September 30, 2011 and December 31, 2010 the Company held 39,773 shares of treasury stock.  Additionally, the Company has authorized the issuance of up to 1.0 million shares of its $.01 par value per share preferred stock. The Company's Board may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board designated, by amending the Articles of Incorporation., the Series A Preferred Stock, consisting of 5,000 shares with a liquidation preference of $1,000 per share.  No shares of Series A Preferred Stock having been issued, effective June 17, 2011, the Company’s Articles of Incorporation were amended to eliminate the designation of such series.  As of September 30, 2011 and December 31, 2010, there were no shares of the Company's preferred stock issued or outstanding.

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

Discontinued Operations.  The Company’s primary asset at December 31, 2009, was its subsidiary bank.  On September 10, 2010, the Bank was closed by OFR and the FDIC was appointed as the receiver.  All balance sheet and operating data for the Bank as of September 30, 2010 are reflected as discontinued operations.

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

In January 2010, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update 2011-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2011-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after September 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

NOTE 3 –GOING CONCERN CONSIDERATION AND SUBSEQUENT EVENT

Going Concern Consideration and Subsequent Event

In the past two calendar years, the Company has experienced heavy losses that caused its capital accounts to be reduced by approximately 98%.  The Bank, the Company’s sole subsidiary, was closed by the banking regulators.

The Company’s sole asset is the 7280 square foot building previously occupied by the Company and the Bank.  The building is leased to the Bank of the Ozarks under a three-year triple net lease expiring in September 2013.  The lease payments under the lease do exceed, by approximately $5,100 per month, the Company’s debt service with respect to the three-year mortgage encumbering the Building, such mortgage is maturing in August 2013.  Rental income from the building is the Company’s sole source of income and there is no assurance that net income therefrom will be sufficient to meet all of the other operating expenses of the Company.  The Company may, therefore, be forced to sell the building, pay off all its debts and distribute the net proceeds, if any, to its shareholders.

For these reasons, there existed, as of September 30, 2011, substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

Item 2: Management's Discussion and Analysis of Financial Condition and Operations

Forward Looking Statements.

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

Since July 2011, the Company’s business has consisted of acting as the lessor for the one-story, 7280 square foot building, located at 900 53rd Avenue Ease, Bradenton, Florida, previously occupied by the Company and the Bank (the “Building”).  The Building is being leased to Bank of the Ozarks and is subject to a $1,525,000 first lien mortgage in favor of 1st Manatee Bank.  The Company is realizing approximately $5,100 in net income per month, being the difference between the lease payments received and the debt service paid with respect to the mortgage.

Using its net income from the Building, management has been paying all of the Company’s other operating expenses, which at this time do not include rent or any compensation to the officers and directors, but do include the costs and expenses of maintaining the Company’s status as a reporting public company, which management intends to maintain at least through 2011.  In the meantime, the Company may, if an appropriate opportunity arises, engage in a transaction with an operating company.  There is no assurance that, in the long run, we will be able to maintain such status or consummate any such transaction.

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

Results of Operations

Overall Net Income

The Company reported a net loss of $88,000 for the nine months ended September 30, 2011, compared to a net loss of $5,748,000 for the nine months ended September 30, 2010.  The loss in the current period is attributable to a combination of low revenues and relatively high operating expenses consisting primarily of legal and accounting expenses associated with SEC filings and settlement with the FDIC and Bank of the Ozarks, while the loss in 2010 was attributable almost entirely to a loss from discontinued operations.  Basic and diluted loss per share was $0.05 for the nine months ended September 30, 2011.  Basic and diluted loss per share for the nine months ended September 30, 2010 was $3.23, of which $3.20 was attributable to discontinued operations.

The Company reported net income of $15,000 for the three months ended September 30, 2011, compared to a net loss of $4,019,000 for the three months ended September 30, 2010.  In 2010 the loss was attributable almost entirely to a loss from discontinued operations.  Basic and diluted income per share was $0.01 for the three months ended September 30, 2011.  Basic and diluted loss per share for the three months ended September 30, 2010 was $2.26 almost all of which was attributable to the Bank

Balance Sheet Analysis

Total Assets

As of September 30, 2011, total assets of the Company were $1,715,697 compared to $1,263,620 at December 31, 2010, an increase of approximately $452,000.  The increase is due to the final determination of the Company’s book value of the Building arrived at as a result of the settlement regarding ownership of the Building with the FDIC and Bank of the Ozarks.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.  Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the first nine months of 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting as such internal control existed as of December 31, 2010.

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

Item 1.   Legal Proceedings.

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-K for the year ended December 31, 2010.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities                                                                           .

None.

Item 4.   [Removed and Reserved].

None

Item 5.   Other Information.

None

Item 6.   Exhibits.

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
Date: November 15, 2011