Form 10-K
period 2011-12-31
Manasota Group, Inc.
filed 2013-05-23
CIK 1074458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 333-71773

MANASOTA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0840565
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

P. O. Box 14302
Bradenton, Florida	34280
(Address of principal executive offices)	(Zip Code)

(941) 776-8233

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	OTC Markets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, computed by the reference to average bid and asked price of such stock on June 30, 2011, was approximately $229,058.

Documents Incorporated by Reference: None

MANASOTA GROUP, INC.

PART I.

ITEM 1. Business

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Except as required by federal securities laws, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

Manasota Group, Inc., f/k/a Horizon Bancorporation, Inc. (hereinafter, the "Company," "we" or the "Registrant"), was incorporated in the State of Florida on May 27, 1998, for the purpose of becoming a bank holding company owning all of the outstanding capital stock of Horizon Bank, a commercial bank chartered under the laws of Florida and a member of the Federal Reserve System(the "Bank").

The Bank was capitalized by means of a $5.6 million initial public offering of its common stock, $0.1 par value (the "Common Stock") at $5.50 per share, which was completed in October 1999, allowing the Bank to open for business on October 25, 1999.  Subsequently, in order to meet the Bank's capital needs, the Company sold additional shares of Common Stock in a rights offering (in 2003), two private placements (in 1999 and 2003) and through the exercise of warrants issued in the rights offering, for aggregate net proceeds of approximately $4.65 million.

In order to facilitate a private placement of preferred stock, the proceeds of which were designed to augment the capital of the Bank, we authorized, on October 22, 2009, the issuance of 5,000 shares of Series A Preferred Stock, having a $1,000 liquidation preference, by filing the Third Amended and Restated Articles of Incorporation containing the appropriate designation of such series of stock.  The private placement was not successful and no shares of the Series A Preferred Stock were sold.  On June 11, 2011, we filed the Fourth Amended and Restated Articles of Incorporation effecting the cancellation of this designation and change in the Company's name from Horizon Bancorporation, Inc. to Manasota Group, Inc.

On May 18, 2004, the Company registered, by filing an SEC Form 8A, the Common Stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").  Subsequently, in November 2004, the Common Stock began trading on the OTCBB under the symbol "HZNB".

During October 25, 1999 through September 10, 2010, the Company acted as a one-bank holding company with respect to the Bank.  On September 10, 2010, when, due to significant losses incurred by the Bank during 2008-2010, the Florida Office of Financial Regulation (the “OFR”) declared the Bank to be "imminently insolvent." The Bank was closed, with the Federal Deposit Insurance Corporation (the "FDIC") being appointed as receiver therefor, and sold to Bank of the Ozarks.

After a series of negotiations, we entered into, on July 11, 2011, a settlement agreement with the FDIC, pursuant to which we paid the FDIC the net amount $511,000 in exchange for full ownership of the building previously occupied by the Bank and now occupied by Bank of the Ozarks (the "Building").  Simultaneously, we entered into a lease with Bank of the Ozarks, which commenced retroactively to September 11, 2010 and expires on September 10, 2013.  The building is subject to a mortgage held by 1st Manatee Bank, with a maturity date of August 31, 2013.

In summary, since September 11, 2010, our business has consisted of owning, maintaining and holding for rent the approximately 7,000 square foot building, leased to a single tenant.  Accordingly, our sole source of income has consisted of rent under such lease and our net income has consisted of the net margin between such revenue and the sum of the debt service with respect to the mortgage and operating expenses.

None of our officers have been receiving any compensation since September 10, 2010.  Moreover, beginning after filing the Quarterly Report on Form 10-Q for the third quarter of 2011, particularly with the advent of the requirement that our periodic reports be accompanied by Interactive Data Files pursuant to Rule 405 of Regulation S-T, the total fees payable to the accountants, legal counsel and contractors engaged to convert the reports into formats suitable for filing on EDGAR have increased to a level which exceeded our net margin.  Furthermore, the Common Stock continued to trade very thinly and on a sporadic basis.  Consequently, on or about December 31, 2011, the Board of Directors made the decision to temporarily suspend the Company's filing of periodic reports under the Exchange Act beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

On April 26, 2013, we received a letter from the Office of Enforcement Liaison in the SEC's Division of Corporation Finance.  The letter informs the Company that if we do not take the necessary steps to return the Company into compliance with its reporting requirements under the Exchange Act within the next fifteen days, the SEC may commence administrative proceedings to revoke our registration under the Exchange Act and impose a trading suspension with respect to the Common Stock.  On May 6, 2013, we filed a letter with the SEC setting forth a plan for returning into such compliance by filing this Report on or before May 31, 2013, and all other delinquent periodic reports on or before July 31, 2013, and requesting that no such administrative proceedings or trading suspension be commenced at this time.

ITEM 1A. Risk Factors

Not Applicable.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

The Company owns an one-story building located at 900 53rd Avenue East, in Bradenton (the “Building”).  The Building consists of approximately 7,000 square feet of interior space, four interior teller windows, four exterior drive-through teller stations and 36 parking spaces.  The interior includes executive offices, work stations for support staff and safe deposit box storage areas.  The total cost of the Building, including the costs of construction, landscaping, and furniture and equipment, was approximately $1.96 million, and the Company spent another approximately $40,000 to furnish certain additional space with furniture and equipment.  Subsequently all furniture and equipment was taken into receivership by the FDIC.  The Building is leased to Bank of the Ozarks under a net lease at $24.00 per square foot, expiring on September 10, 2013 (the "Building Lease").  In 2011, we recorded net rent of $228,100 with respect to the Building.

ITEM 3. Legal Proceedings

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceeding that is not routine litigation that is incidental to its business, or any other material legal proceeding.

ITEM 4. Mine Safety Disclosures

Not applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Articles of Incorporation authorize us to issue up to 25,000,000 shares of the Common Stock and 1,000,000 shares of preferred stock.  As of April 30, 2013, 1,809,912 shares of the Common Stock were issued, and 1,770,139 were outstanding and held by approximately 580 holders of record.  No shares of preferred stock were then issued and outstanding.

Since November 2004, the Common Stock has been trading on the OTCQB Marketplace under the symbol "HZNB".  The following table sets forth the range of high and low bid information for the four quarters of 2011, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	$0.06	$0.03
June 30	$0.15	$0.05
September 30	$0.10	$0.01
December 31	$0.10	$0.01

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The following table sets forth the range of high and low bid information for the four quarters of 2010, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	2.50	0.90
June 30	0.99	0.25
September 30	0.50	0.10
December 31	0.19	0.02

These quotations also  reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

ITEM 6. Selected Financial Data

Not applicable

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

A.

Overview

As previously stated, during 2011 and as of the filing date of this Report, our business has consisted of owning, maintaining and leasing the Building to Bank of the Ozarks.  The Building Lease expires on September 10, 2013 and the first lien mortgage secured by the Building (the "Building Note") matures on August 31, 2013.  As of the filing date of this Report, there is no assurance that Bank of the Ozarks will extend the Building Lease or enter into a new lease.  Nor is there any assurance that, in the absence of a tenant for the Building, 1st Manatee Bank, the mortgagee, will extend the maturity of the Building Note.

As of the filing date of this Report, we are engaged in active discussions with several potential purchasers of the Building, all of whom are financial institutions that would occupy the Building and use it as a branch.  The potential purchase price being discussed would exceed the outstanding principal balance with respect to the Building Note.  Were the Building sold to any of these potential purchasers, the net proceeds would be distributed to the shareholders as a dividend.

Management is also considering using the Company's potential status as a fully reporting public company to engage in a transaction in which a carefully selected privately held operating company would merge into the Company, i.e. a reverse merger.  As a result of such a merger, whether or not the Building would in the meantime been sold, voting control of the Company would be held by the shareholders of the operating company.  As stated elsewhere in this Report, subject to forbearance by the SEC, this Report and the filing by us of the other delinquent reports under the Exchange Act are designed to restore the Company's fully reporting status so that it can act as a viable merger candidate.

To be sure, there is no assurance that we will be able to sell the Building before the current maturity date of the Building Note or that the mortgagee would agree to extend such maturity date to give us additional time to sell the Building.  There is also no assurance that we will be able to restore our status as a fully reporting public company and, even if we do, that we will be able to find the private operating company whose business has sufficient upside potential and where the terms and conditions of a merger with such company are in the best interests of our shareholders.  In other words, there is no assurance that ultimately we will not lose our sole asset, the Building, in foreclosure and thus be forced to liquidate the Company without any liquidation proceeds available to the shareholders.

B.

Results of Operations

Year ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

The revenues in 2011 of $273,266 consisted of rental income under the Building Lease and one non-recurring items, $44,948 in net gain realized on the sale of land.  By comparison, no rental income was realized in 2010, when the Building was occupied by the Bank, and we realized $58,148 in net gain on the sale of land.

Costs and Expenses

We paid $61,417 in debt service with respect to the Building Note in 2011, compared to $54,753 in 2010.  The difference is attributable to a change in the interest rate under the Building Note from 4.50% to 5.50%.  The increase in general administrative expenses from $80,641 in 2010 to $105,183 in 2011 was attributable mainly to legal expenses incurred in reaching the settlement with the FDIC in July 2011 and obtaining the condemnation proceeds.  The $651,352 settlement expense incurred in 2011 was also a non-recurring item.

Liquidity and Capital Resources

As of December 31, 2011, we had a working capital deficiency (total current liabilities — which included $29,923 of the principal of the Building Note — in excess of total current assets) of $80,978, all of such deficit being attributable to the $71,000 owed at the end of the year to certain current and former directors for unsecured advances made by them to the Company in 2010 (the "Advances").  We incurred a net loss of $544,686 in 2011, compared to a net loss of $5,769,906 in 2010, 98.6% ($5,692,696) of which was from discontinued operations, i.e. loss of the Bank.

Disregarding the need to refinance the Building Note in August 2013, and as long as the repayment of all of the Advances are not being demanded at once by the obligees, we do currently have a positive spread of approximately $5,200 between the rental income from the Building Lease and the debt service under the Building Note.  Unless we sell the Building at the expected net gain and pay off the Building Note, any increase in other operating expenses such that they exceed such spread would require that we obtain additional liquidity, which may not be available on terms acceptable to us.  Whether we will be successful in refinancing the Building Note will depend on whether the Building is then leased, either to Bank of the Ozarks or another tenant.  In the absence of a tenant, refinancing of the Building Note is not likely to be possible.

Off Balance Sheet Arrangements

As of the filing date of this Report, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2011 and 2010. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on our management’s judgment and available information and, consequently, actual results could be different from these estimates.

Recently-Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2011 are included as a separate section of this Report beginning on page F-i.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 12, 2012, our Audit and Compliance Committee replaced Francis & Co., CPA's as the Company’s independent registered public accounting firm, and appointed Pender Newkirk, LLP as the Company’s new independent registered public accounting firm.  Effective January 1, 2013, Pender Newkirk, LLP merged into Warren Averett, LLC.

Francis & Co., CPA's reports on the Company’s financial statements for the fiscal year ended December 31, 2010 did contain a disclaimer of opinion and did contain an explanatory paragraph, which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2010 and 2009, and the subsequent interim period through December 12, 2012, there were no disagreements between the Company and Francis & Co., CPA's on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Francis & Co., CPA's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements of the Company for such years.

Except as stated above, none of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the fiscal years ended December 31, 2010 and 2009 or during the subsequent interim period through December 12, 2012.

The Company has provided Francis & Co., CPA's with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a letter from Francis & Co. CPA's, dated May 14, 2013, stating their agreement with such statements.

During the fiscal years ended December 31, 2010 and 2009, and the subsequent periods through december 12, 2012, the Company did not consult with Pender Newkirk, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.  During the last quarter of 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted, during the last quarter of 2011, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the COSO framework criteria.

Management has identified the major control deficiencies as being lack of segregation of duties and the small size of our accounting staff.  These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies together constitute a material weakness.

To mitigate these control deficiencies, which are attributable to our current limited resources, we do now and will continue to rely heavily on direct management oversight, along with the use of external legal and accounting professionals. As our resources grow, e.g. upon the sale of the Building, we expect to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2011 included in this Report were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2011 are fairly stated, in all material respects, in accordance with U.S. GAAP.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fourth quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well a key employee, and their ages, as of May 13, 2013:

Name	Age	Position
Charles S. Conoley	54	Director, President and Chief Executive Officer
Michael Shannon Glasgow	44	Director
Barkley Kirkland, DDS	68	Director
Bruce E. Shackelford	55	Director
Clarence R. Urban	67	Director
Kathleen M. Jepson	64	Chief Financial Officer

Biographical Information Concerning Directors.

Charles S. Conoley has served as a director of the Company since June 15, 2011; as a Class II director of the Company since May 11, 2009 and as a Class I director of the Company from October 2, 1998 to May 11, 2009. Mr. Conoley has served as the President and Chief Executive Officer of the Company since October 2, 1998, and served as a director and President and Chief Executive Officer of the Bank from October 25, 1999 to September 10, 2010. Mr. Conoley is currently employed as Vice-President; Commercial Lending Office for 1st Manatee Bank in Parrish, Florida. From 1993-1998, he was a Vice President and commercial loan officer for American Bank in Bradenton, Florida. Prior to that he was employed as a senior executive for affiliates of Barnett Bank in Miami and Bradenton, Florida. Mr. Conoley received his MBA in Finance and Accounting from Indiana University in Bloomington, Indiana and his undergraduate degree from Purdue University.

Michael S. Glasgow has served as a Director of the Company since June 15, 2011; as a Class I director of the Company since October 2, 1998, and served as a director of the Bank from October 25, 1999 to September 10, 2010. He is employed with USA Steel Fence, Inc., a commercial and residential fence company that has operations in Bradenton, Lakeland, Gibsonton, Englewood and St. Petersburg, Florida, and serves as its President. Mr. Glasgow is also the owner of USA Land Company, and USA Used Cars, all of Bradenton, Florida. He also serves as Vice President for USA Group, Inc. and USA Real Estate, also of Bradenton, Florida.

Barclay Kirkland, DDS, has served as a Director of the Company since June 15, 2011; as a Class I director of the Company since May 18, 2000, and served as a director of the Bank from February 2001 to September 10, 2010. He is in private practice in Bradenton, Florida. He is a member of the American Academy of Peridontology and the American Academy of Anti-Aging Medicine, and is active in Rotary International.

Bruce E. Shackelford has served as a Director of the Company since June 15, 2011; as a Class I director of the Company since October 2, 1998, and served as a director of the Bank from October 25, 1999 to September 10, 2010. He serves as President of Four Star Tomato, Inc., R&S Sales and Management, Inc. and Western Tomato Growers & Shippers, Inc., all companies engaged in food production and distribution. He is also the general partner of Triple-S Farms, a farming operation.

Clarence R. Urban has served as a Director of the Company since June 15, 2011; as a Class II director of the Company since May 20, 2004 and as a Class III director of the Company from October 2, 1998 to May 20, 2004. He served as a director of the Bank from October 25, 1999 to September 10, 2010. He served as Chairman of the Company's Board of Directors from October 2, 1998, to September 17, 2003, and as Chairman of the Bank's Board of Directors from October 25, 1999, to September 17, 2003. He is a retired businessman.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors. All directors, except for Charles S. Conoley, are “independent” as defined in the listing standards of NASDAQ Global Market.

During 2011, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has a standing Audit and Compliance Committee but no standing compensation committee or nominations and governance committee. The Charter for the Audit and Compliance Committee was filed with the SEC on May 13, 2003.

As of December 31, 2011, the Audit and Compliance Committee consisted of Bruce E. Shackelford, who served as the Chairman, Michael S. Glasgow and Clarence R. Urban. The Audit and Compliance Committee’s duties, which are specified in its Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent accountants our annual and quarterly financial statements,

•	directly appointing, compensating, retaining, and overseeing the work of the independent auditor,

•	approving, in advance, the provision by the independent auditor of all audit and permissible non-audit services,

•

establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters,

•	the right to engage and obtain assistance from outside legal and other advisors as the audit committee deems necessary to carry out its duties,

•

the right to receive appropriate funding from us to compensate the independent auditor and any outside advisors engaged by the committee and to pay the ordinary administrative expenses of the audit committee that are necessary or appropriate to carrying out its duties, and

•	reviewing and approving all related party transactions unless the task is assigned to a comparable committee or group of independent directors.

The Audit and Compliance Committee will at all times be composed exclusively of “independent directors” who are “financially literate.” “Financially literate” is defined as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

The committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors believes that Mr. Shackelford satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors and executive officers.

Legal Proceedings

As of May 13, 2013, there was no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Code of Ethics

In March 2003, we adopted a Code of Ethics that applies to all of our executive officers, directors and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We will provide a copy of our Code of Ethics without charge to any shareholder who makes a written request for a copy.

Committee Interlocks and Insider Participation

No member of our board of directors is employed by us.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2011.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our President and Chief Executive Officer:

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Non-qualified Deferred Compensation Earnings (h)	All Other Compensation (i)		Total (j)
Charles S. Conoley. President and CEO	2011	$0	-0-	$0	$0	$0	$0	$0		$0
of the Company	2010	$130,344	-0-	$0	$0	$0	$0	$13,285	(1)	$143,629

(1)

Additional compensation includes: use of automobile — $8,245 in 2010 and payment by the Company of country club dues — $5,040 in 2010.

Outstanding Equity Awards at Fiscal Year-End

No equity awards were outstanding at December 31, 2011.

Employment Agreements

Charles S. Conoley has served as the Company's President and Chief Executive Officer since its inception.  Biographical information about Mr. Conoley is set forth above in the segment containing information about the Company's directors and executive officers.  Effective January 1, 2009, Mr. Conoley, the Company and the Bank entered into a three-year employment agreement, which was terminated by mutual consent effective April 20, 2012.  Mr. Conoley serves the Company with no compensation.

Kathleen M. Jepson has served as the Company's Senior Vice President and Chief Financial Officer since January 31, 2005.  Ms. Jepson has over twenty years banking experience, for the five years prior to 2005 with Pelican Financial, Inc., Ann Arbor, Michigan.  Effective January 1, 2010, Ms. Jepson, the Company and the Bank entered into a three-year employment agreement, which was terminated by mutual consent effective April 20, 2012.  Ms. Jepson now works as a contract (hourly) employee for the Company, acting as its Acting Chief Financial Officer.

Director Compensation

None of the Directors received any compensation during 2011.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Owners of More than 5% of the Common Stock:

The following table shows all persons whom we know to be "beneficial owners" of more than five percent of the Common Stock as of May 13, 2013.*

Name and Address of Beneficial Owner	Number of Shares		Percent of Class(1)

Charles S. Conoley	92,995	(2)	5.25%
410 68th Ct. N.W.
Bradenton, Florida 34209

John Falkner	175,000		9.89%
51450 CR 352
Decatur, Michigan 49045

Ross C. Hodges	114,110		6.45%
901 64th Street West
Bradenton, FL 34209

Scott Falkner	100,831		6.88%
16748 4th Avenue Northeast
Bradenton, FL 34212

David K. Scherer	102,159	(3)	5.69%
4239-63rd Street West
Bradenton, Florida 34209

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

(1)  The percentages are based on 1,770,139 shares of Common Stock outstanding on May 13, 2013, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of May 13, 2013, by exercise of options and/or warrants.

(2)  Includes 3,500 shares held as custodian for Max Conoley and 3,200 shares held as custodian for Alexandra Conoley, as to which Mr. Conoley disclaims beneficial ownership.  Also includes 14,300 shares owned jointly with Mr. Conoley's wife.

(3)  All of Mr. Scherer's shares except for 200 are held jointly with his wife.

Share Ownership of Directors and Executive Officer

The following chart shows the number of shares of the Common Stock that each executive officer, director and nominee for director of the Company beneficially owns, and the total shares of the Common Stock that such persons own as a group:

Name and Address of Beneficial Owner	Number of Shares		Percent of Class(1)

Charles S. Conoley	92,995	(2)	5.25%
410 68th Court N.W.
Bradenton, Florida 34209

Michael Shannon Glasgow	3,825	(3)	0.2%
1209-44th Avenue East
Bradenton, Florida 34203

Barclay Kirkland, D.D.S.	52,460	(4)	2.96%
2109-59th Street West
Bradenton, Florida 34209

Bruce E. Shackelford	19,458	(5)	1.09%
P. O. Box 91
Ellenton, Florida 34222

Clarence R. Urban	80,207	(6)	4.52%
2108 Whitfield Park Loop
Sarasota, Florida 34243

All directors, nominees and named executive officers as a group	248,945		14.02%

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

(1) The percentages are based on 1,770,139 shares of Common Stock outstanding as of May 13, 2013, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of May 13, 2013, by exercise of options and/or warrants.  The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

(2) Includes 3,500 shares held as custodian for Max Conoley and 3,200 shares held as custodian for Alexandra Conoley, as to which Mr. Conoley disclaims beneficial ownership.  Also includes 14,300 shares owned jointly with Mr. Conoley's wife.

(3) Includes 1,825 shares held as custodian for Savannah Glasgow as to which Mr. Glasgow disclaims beneficial ownership and 500 shares held as custodian for Marina Glasgow as to which Mr. Glasgow disclaims beneficial ownership.  Also includes the right to acquire 1,500 shares pursuant to currently exercisable options.

(4) Includes 33,782 shares held jointly with his wife.  Also includes 500 shares held as custodian for Cari Beth Kirkland, and 900 shares held as custodian for Chloe Fay Kirkland, and an equal number held for each by his wife as custodian, as to all of which Dr. Kirkland disclaims beneficial ownership.  Also includes the right to acquire 1,361 shares pursuant to currently exercisable options.

(5) Held by Triple S Farms Profit Sharing for the benefit of Mr. Shackelford. Also includes the right to acquire 1,500 shares pursuant to currently exercisable options.

(6) Also includes the right to acquire 1,500 shares pursuant to currently exercisable options.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

There are no equity plans.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

As of December 31, 2011, certain current and former directors were owed $71,000 of the Advances described in Item 7 above.  The Advances do not yield interest and are payable on demand.  The obligees and the amounts owed to them as of December 31, 2011, as Advances are as follows:

Name	Amount
Charles S. Conoley	$10,000.00
Estate of C. Donald Miller, Jr.	7,000.00
Michael Shannon Glasgow	10,000.00
Barclay Kirkland, DDS	7,000.00
David K. Scherer	10,000.00
Elizabeth Thomason, DMD	7,000.00
Mary Ann P. Turner	7,000.00
Clarence R. Urban	7,000.00
TCB, LLC	6,000.00
Total	$71,000.00

*TCB, LLC is owned by the Messrs. Conoley, Glasgow, Kirkland, Scherer and Urban in equal proportions.

Director Independence

All of the directors, except for Charles S. Conoley, are “independent” directors, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. All other directors, except for Barclay Kirkland, DDS, serve on each of our Audit and Compliance Committee. See Item 10, “Directors, Executive Officers and Corporate Governance” for more information on the independence of our directors.

ITEM 14. Principal Accountant Fees and Services

Francis & Co., CPA's served as our independent auditors for the year ended December 31, 2010 and the periods ended March 31, 2011, June 30, 2011 and September 30, 2011. On December 12, 2012, we changed auditors to Pender Newkirk, LLP, now Warren Averett, LLC, for the period ended December 31, 2011 and for the periods thereafter.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q. The aggregate amount of the audit fees billed by Warren Averett, LLC in 2011 was $15,000 and Francis & Co., CPA's in 2010 was $7,700.

Audit-related Fees

No audit-related fees were billed by Warren Averett, LLC or Francis & Co., CPA's in 2011 or 2010.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns and related compliance. The aggregate amount of tax fees billed by Warren Averett, LLC in 2011 was $0 and Francis & Co., CPA's in 2010 was $10,950.

All Other Fees

None

Audit and Compliance Committee

Our board of directors and Audit and Compliance Committee approved the services rendered and fees charged by our independent auditors. The Audit and Compliance Committee has reviewed and discussed our audited financial statements for the years ended December 31, 2011 and 2010 with our management.  In addition, the Audit and Compliance Committee has discussed the financial statements for 2010 with Francis & Co., CPA's and for 2011 with Warren Averett, LLC, as required under PCAOB standards.

Based on the Audit and Compliance Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit and Compliance Committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit and Compliance Committee’s policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, the Audit and Compliance Committee’s policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit and Compliance Committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

The pre-approval policy was implemented effective as of September 2004. All engagements of the independent auditor to perform any audit services and non-audit services since that date have been pre-approved by the Audit and Compliance Committee in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent auditor to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by the Audit and Compliance Committee in accordance its normal functions.

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Articles of Incorporation. (1)
3.2	Amended and Restated By-Laws. (2)
10.1	Settlement Agreement Between the Company and the FDIC as the Receiver for Horizon Bank, dated as of July 11, 2011. (3)
10.2	Lease Agreement between the Company and Bank of the Ozarks, effective as of September 11, 2010. (3)
10.3	Loan Agreement between the Company and 1st Manatee Bank, dated July 8, 2011. (3)
16.1	Letter regarding change in certifying accountants.
31.1	Certifications of Chief Executive Officer required by Rule 13(a)-14(a).
31.2	Certifications of Chief Financial Officer required by Rule 13(a)-14(a).
32.1	Certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)

Incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 15, 2011.

(2)

Incorporated herein by reference to Exhibit 2.2 to Registration Statement on Form SB-1 (File No. 333-71773), filed on February 9, 1999.

(3)

See attached filed exhibit as numbered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANASOTA GROUP, INC.
Registrant

BY:	/S/ Charles S. Conoley
Charles S. Conoley, President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kathleen M. Jepson
Kathleen M. Jepson, Acting Chief
Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Charles S. Conoley	President, Chief Executive	May 14, 2013
Charles S. Conoley	Officer and Director

/S/ Michael Shannon Glasgow	Director	May 14, 2013
Michael Shannon Glasgow

/S/ Barclay Kirkland, DDs	Director	May 14, 2013
Barclay Kirkland, D.D.S.

/S/ Bruce E. Shackelford	Director	May 14, 2013
Bruce E. Shackelford

/S/ Clarence R. Urban	Director	May 14, 2013
Clarence R. Urban

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010

F-i

F-ii

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manasota Group, Inc. (f/k/a Horizon Bancorporation, Inc.)

Bradenton, Florida

We have audited the accompanying balance sheet of Manasota Group, Inc. (f/k/a Horizon Bancorporation, Inc.) as of December 31, 2011 and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manasota Group, Inc. (f/k/a Horizon Bancorporation, Inc.) as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Warren Averett, LLC

Tampa, Florida

May 15, 2013

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, due to the heavy losses experienced during calendar years 2009 and 2010, the capital accounts were reduced by approximately 98 percent.  In addition, in September, 2010, the Company’s primary asset, Horizon Bank, was closed by the regulatory authorities.  Moreover, it is unclear at this time if the negotiations with the FDIC will result in additional liabilities or cost to the Company. For the reasons stated above, there exist substantial doubts about the Company’s ability to continue as a going concern. Management plans to sell Company assets, payoff Company debt, and distribute the remainder, if any, to its shareholders. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/S/ Francis & Co., CPA's
Atlanta, Georgia
April 14, 2011

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Balance Sheets

	As of December 31,
	2011	2010
ASSETS
Cash	$20,868	$13,440
Property	1,204,239	1,247,180
Other assets	6,668	3,000
Total Assets	$1,231,775	$1,263,620
LIABILITIES & SHAREHOLDERS' EQUITY/(DEFICIT)
Liabilities:

Accrued expenses	$923	$0
Note payable	1,513,700	981,782
Advances from related parties	71,000	91,000
Total Liabilities	1,585,623	1,072,782
Shareholders' Equity/Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at December 31, 2011 and 2010.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Retained (deficit)	(10,320,768)	(9,776,082)
	125,545	670,231
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders' Equity/(Deficit)	(353,848)	190,838
Total Liabilities and Shareholders' Equity/(Deficit)	$1,231,775	$1,263,620

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA
Statements of Operations

	Year Ended December 31,
	2011	2010
Operating Income
Rental income	$228,106	$0
Gain on sale of property	44,948	58,148
Other miscellaneous income	212	36
Total operating income	273,266	58,184
Operating Expenses
Interest expense on note	61,417	54,753
General administrative expenses	105,183	80,641
Settlement expense	651,352	0
Total operating expenses	817,952	135,394
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(544,686)	(77,210)
Income tax provision/(benefit)	0	0
LOSS FROM CONTINUING OPERATIONS	(544,686)	(77,210)
DISCONTINUED OPERATIONS
Loss from discontinued operations	0	(5,692,696)
Income tax provision/(benefit)	0	0
LOSS ON DISCONTINUED OPERATIONS	0	(5,692,696)

NET LOSS	$(544,686)	$(5,769,906)
Net loss per common share: basic and diluted, from:
Continuing operations	$(.31)	$(.04)
Discontinued operations	(0)	(3.22)
NET LOSS PER BASIC AND DILUTED SHARE	$(.31)	$(3.26)
Weighted average number of shares outstanding:
Basic and Diluted	1,770,139	1,770,139

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA
Statements of Changes in Shareholders' Equity/(Deficit)
For the years ended December 31, 2011 and 2010

						Accumulated
						Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive
	Shares	Par Value	Capital	Earnings	Stock	Income	Total
Balance December 31 , 2009	1,809,912	$18,099	$10,428,214	$(4,006,176)	$(479,393)	$(293,583)	$5,667,161

Net (loss)				(5,769,906)			$(5,769,906)
Net unrealized income on securities from discontinued operations						293,583	$293,583
Balance December 31 , 2010	1,809,912	$18,099	$10,428,214	$(9,776,082)	$(479,393)	0	$190,838

Net (loss)				(544,686)			(544,686)
Balance December 31, 2011	1,809,912	$18,099	$10,428,214	$(10,320,768)	$(479,393)	0	$(353,848)

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA
Statements of Cash Flows

	2011	2010

Net loss	$(544,686)	$(5,769,906)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) on sale of property	(44,948)	(58,148)
Amortization of loan cost	2,223	0
Depreciation	27,889	11,845
Loss on discontinued operations, net	0	5,692,696
Changes in operating assets & liabilities:
Other assets	(5,891)	23,455
Accrued expenses	923	0
Net cash used by operating activities	(564,490)	(100,058)

Cash flows from investing activities:
Proceeds from sale of assets	60,000	105,545
Net cash provided by investing activities	60,000	105,545

Cash flows from financing activities:
Payment on related party advances	(20,000)	0
Advances from related parties	0	91,000
Payment on note payable	(11,300)	(83,423)
Borrowings on note payable	543,218	0
Net cash provided by financing activities	511,918	7,577

Net change in cash	7,428	13,064
Cash beginning of year	13,440	376
Cash end of year	$20,868	$13,440

Supplemental disclosure of cash flow information:
Interest paid	$61,417	$54,753

The accompanying notes are an integral part of these financial statements

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2011 and 2010

Note 1 - Organization and Summary of Significant Accounting Policies

MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPOTION, Inc, Bradenton, Florida (the "Company") was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank"). The Company commenced banking operations on October 25, 1999 when the Bank opened for business. On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver.  The FDIC sold the Bank to the Bank of the Ozarks.  The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public. Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations. As of the date of this Report, the Company’s sole asset is the building located at 900 53rd Ave E, Bradenton, FL.  The building is being leased to Bank of the Ozarks under a 3-year lease expiring on September 10, 2013.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock. Each share is entitled to one vote and shareholders have no preemptive or conversion rights. As of December 31, 2011 and 2010 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding. As of December 31, 2011 and 2010 the Company held 39,773 shares of treasury stock. Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company's Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock. Effective October 22, 2009, the Company’s Board did designate, by amending the Articles of Incorporation, the Series A Preferred Stock, consisting of 5,000 shares with a liquidation preference of $1,000 per share.  On June 11, 2011, the Articles of Incorporation were further amended eliminating the Series A Preferred Stock.  As of December 31, 2011 and 2010, there were no shares of the Company's preferred stock issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2011 and 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing accounts at December 31, 2011 and 2010, respectively.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2011 and 2010

Property. The Company’s property consists of a building and land and are stated at cost. Generally, the straight-line method is used in computing depreciation over the estimated useful lives of 10 to 40 years. Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Upon sale or retirement of property the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the current earnings.

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount.  There were no impairment charges for the years ended December 31, 2011 and 2010 related to these long-lived assets.

Income Taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.  A tax position is recognized as a benefit only if it is “more likely than  not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company is no longer subject to examination by U.S. taxing authorities for years prior to 2008.

Sales Taxes. Amounts collected on behalf of governmental authorities for sales taxes and other similar taxes are reported on a net basis.

Revenue Recognition. The Company recognizes its rental revenues based on the terms on its signed lease with tenant on a straight-line basis.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2011 and 2010

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

Discontinued Operations. The Company’s primary asset at December 31, 2009, was its subsidiary bank.  On September 10, 2010, the Bank was closed by OFR and the FDIC was appointed as the receiver.  All balance sheet and operating data for the Bank as of December 31, 2010 are reflected as discontinued operations.

Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Comprehensive income for calendar year 2010 is shown in the statements of changes in shareholders' equity/(deficit).

Note 2 – Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) will have a material impact on the Company’s financial statements.

Note 3 - Property

	December 31
	2011	2010
Land	$395,035	$410,087
Building & building improvements	1,104,951	1,104,951

Property, gross	1,499,986	1,515,038
Deduct:
Accumulated depreciation	(295,747)	(267,858)

Property, net	$1,204,239	$1,247,180

The building serves as collateral on the note disclosed in note 4.

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $27,889 and $11,845 respectively.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2011 and 2010

Note 4 – Long Term Debt

The Company’s long term debt consists of a note with a financial institution.  The note was amended in July 2011. The note bears interest at 5.50%, and requires monthly payments of principal and interest of $9,369 through July 2013 and the remaining balance and accrued interest due August 2013.   The debt is secured by the building and an assignment of leases arising from the operation of the building.  At December 31, 2011 and 2010, the outstanding balance on the note was $1,513,700 and $981,782, respectively.   Principal payments of $29,923 and $1,483,777 are due during the years ended December 31, 2012 and 2013, respectively.

Note 5 - Related Party Transactions

The Company’s current and former directors and a partnership related to certain current and former directors advanced funds to the Company in 2010.  These advances were unsecured, are due on demand and do not bear interest.  The balance of the advances at December 31, 2011 and 2010 were $71,000 and $91,000, respectively.

The above terms are not indicative of the terms that would have been incurred had comparable transactions been entered into with independent parties.

Note 6 – Leasing Activities

The Company leases its building to one tenant under an operating lease that expires in September 2013.  The future minimum rentals under this lease are $174,720 and $116,480 for the years ending December 31, 2012 and 2013, respectively.

Note 7 – Provision for Federal & State Income Taxes

The provision for income taxes charged to operations for the year ended December 31, 2011 consisted of:

2011
Current:
Federal	$-
State	-
Total Current
Deferred:
Federal	-
State
Total deferred	-

Total tax benefit	$-

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2011 and 2010

Income tax expense differs from the amounts computed by applying the effective income tax rate to pretax income as a result of approximately the following:

2011
Computed “expected” tax expense (benefit):	$(185,193)
Increase (reduction) in income taxes resulting from:
State income taxes (benefit)	(19,772)
Change in valuation allowance	204,965
Total tax benefit	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2011 are as follows:

2011

Deferred tax assets and (liabilities), non-current:
Property	$(11,494)
Net operating loss	268,826
257,332

Valuation allowance	(257,332)
$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2011, based upon the levels of historical taxable income and projections of future taxable income over which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not be able to realize the benefits of some of these deductible differences. Accordingly, a valuation allowance of $257,332 has been provided in the accompanying financial statements as of December 31, 2011.  The 2011 net change in valuation allowance related to deferred tax assets was an increase of $204,965 primarily relating to net operating loss carryforwards.

At December 31, 2011, the Company has federal and state tax net operating loss carryforwards of approximately $495,000 and $2,769,000, respectively. The federal tax loss carryforward will expire through 2031, unless previously utilized. The state tax loss carryforward will expire through 2029, unless previously utilized.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2011 and 2010

Note 8 – FDIC Settlement

As described in Note 1, the Company ceased to be a bank holding company when the FDIC was appointed as receiver for Horizon Bank.  The FDIC asserted that, based upon the books and records of Horizon Bank maintained at that time, equitable title and beneficial ownership of the building and its property lawfully resided with Horizon Bank, and therefore, with the receiver.  In order to retain possession of the building and its property, in July 2011, the Company entered into a settlement agreement with the FDIC for $1,800,000 which represented the fair value of the building at the time.  This settlement amount was then offset against the mortgage the Company had for the building, back rent owed from the bank that is using the building, and income tax refunds.  The net amount paid to the FDIC was approximately $511,000.