Form 10-Q
period 2012-03-31
Manasota Group, Inc.
filed 2013-06-24
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

Commission file number 333-71773

MANASOTA GROUP, INC
 (Exact Name of Registrant as Specified in Its Charter)

Florida	65-0840565
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

P. O. Box 14302
Bradenton, Florida 34280
(Address of Principal Executive Offices)

941-776-8233
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Common Stock $0.01 Par Value as of May 13, 2013: Issued 1,809,912 Shares; Outstanding: 1,770,139 Shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.
F/K/A HORIZONBANCORPORATION, INC.
Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Cash	$32,750	$20,868
Property	1,197,267	1,204,239
Other assets	5,557	6,668
Total Assets	$1,235,574	$1,231,775

LIABILITIES & SHAREHOLDERS' EQUITY/(DEFICIT)

Liabilities:
Accrued expenses	$923	$923
Note payable	1,506,608	1,513,700
Advances from related parties	71,000	71,000
Total Liabilities	1,578,531	1,585,623
Shareholders' Equity/(Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at March 31, 2012 and December 31, 2011.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Accumulated deficit	(10,309,877)	(10,320,768)
	136,436	125,545
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders' Equity/(Deficit)	(342,957)	(353,848)
Total Liabilities and Shareholders' Equity/(Deficit)	$1,235,574	$1,231,775

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
Statements of Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Income
Rental income	$43,680	$-0-
Other miscellaneous income	71	64
Total operating income	43,751	64
Operating Expenses
Interest expense on note	21,015	9,346
General administrative expenses	11,845	12,077
Total operating expenses	32,860	21,423
INCOME/(LOSS) BEFORE INCOME TAX PROVISION	10,891	(21,359)
Income tax provision/(benefit)	-0-	-0-

NET INCOME/(LOSS)	$10,891	$(21,359)

Net loss per common share: basic and diluted, from:
NET INCOME /(LOSS) PER BASIC AND DILUTED SHARE	$0.01	$(0.01)
Weighted average number of shares outstanding:
Basic and Diluted	1,770,139	1,770,139

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC
Statements of Cash Flows (Unaudited)

	Three Months ended March 31
	2012	2011

Cash flow from operating activities:
Net cash provided/(used) by operating activities	$18,974	$(14,387)

Cash flow from investing activities:
Net cash provided by investing activities	-0-	-0-

Cash flow from financing activities:
Payment on note payable	(7,092)	-0-
Borrowings on note payable	-0-	9,346
Net cash (used)/ provided by financing activities	(7,092)	9,346

Net change in cash	11,882	(5,041)
Cash beginning of period	20,868	13,440
Cash end of period	$32,750	$8,399

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
 Statements of Changes in Shareholders' Equity/(Deficit) (Unaudited)
for the Three-month periods ended March 31, 2012 and 2011

	Common Stock		Paid in	Retained	Treasury
	Shares	Par Value	Capital	Earnings	Stock	Total
Balance December 31 , 2010 (Unaudited)	1,809,912	$18,099	$10,428,214	$(9,776,082)	$(479,393)	$190,838

Net loss				(21,359)		(21,359)
Balance March 31,2011 (Unaudited)	1,809,912	$18,099	$10,428,214	(9,797,440)	$(479,393)	$169,480
Balance December 31 , 2011 (Audited)	1,809,912	$18,099	$10,428,214	$(10,320,768)	$(479,393)	$(353,848)

Net income				10,891		10,891
Balance March 31 , 2012 (Unaudited)	1,809,912	$18,099	$10,428,214	$(10,309,877)	$(479,393)	$(342,957)

The accompanying notes are an integral part of these financial statements

Note 1 – Basis of Presentation

The financial information for MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPOTION, Inc, Bradenton, Florida (the "Company") as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited but includes all adjustments, which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and ,therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2011.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 - Organization and Summary of Significant Accounting Policies

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of March 31, 2012 and 2011 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of March 31, 2012 and 2011 the Company held 39,773 shares of treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company's Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board did designate, by amending the Articles of Incorporation, the Series A Preferred Stock, consisting of 5,000 shares with a liquidation preference of $1,000 per share.  On June 11, 2011, the Articles of Incorporation were further amended eliminating the Series A Preferred Stock.  As of March 31, 2012 and 2011, there were no shares of the Company's preferred stock issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing accounts at March 31, 2012 and 2011, respectively.

Property. The Company’s properties consist of a building and land and are stated at cost. Generally, the straight-line method is used in computing depreciation over the estimated useful lives of 10 to 40 years. Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Upon sale or retirement of property the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the current earnings.

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount.  There was no impairment charges for the years ended December 31, 2011 and 2010 related to these long-lived assets.

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

Note 3 – Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”)(including its EITF), the AICPA or Securities and Exchange Commission has or will have a material impact on the Company’s present or future financial statements.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Operations.

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

Overview.

Manasota Group, Inc., f/k/a Horizon Bancorporation, Inc. (hereinafter, the "Company," "we" or the "Registrant"), was incorporated in the State of Florida on May 27, 1998, for the purpose of becoming a bank holding company owning all of the outstanding capital stock of Horizon Bank, a commercial bank chartered under the laws of Florida and a member of the Federal Reserve System (the "Bank").  The Bank opened for business on October 25, 1999.

As previously reported, during October 25, 1999 through September 10, 2010, the Company acted as a one-bank holding company with respect to the Bank.  On September 10, 2010, due to significant losses incurred by the Bank during 2008-2010, the Florida Office of Financial Regulation (the “OFR”) declared the Bank to be "imminently insolvent." The Bank was closed, with the Federal Deposit Insurance Corporation (the "FDIC") being appointed as receiver therefor, and sold to Bank of the Ozarks.

Pursuant to a settlement agreement with the FDIC and a lease (the "Building Lease"), both entered into July 11, 2011, but effective September 11, 2010 , during the first quarter of 2012, we have   owned, maintained and held for rent the approximately 7,000 square foot building, previously occupied by the Bank and now leased to Bank of the Ozarks (the "Building").  As of March 31, 2012, the Building was subject to an approximately $1.5 million first lien mortgage in favor of 1st Manatee Bank (the "Building Note"), which matures on August 31, 2013.  Accordingly, during the first quarter of 2012, our sole source of income consisted of rent under such lease and our net income consisted of an approximately $5,200 per month net margin between such revenue and the debt service with respect to the mortgage.  As of March 31, 2012, we also owed $71,000 to certain current and former directors for unsecured, payable on demand, advances made by them to the Company in 2010 (the "Advances").

On April 26, 2013, we received a letter from the Office of Enforcement Liaison in the SEC's Division of Corporation Finance.  The letter informed the Company that if we do not take the necessary steps to return the Company into compliance with its reporting requirements under the Exchange Act within the next fifteen days, the SEC may commence administrative proceedings to revoke our registration under the Exchange Act and impose a trading suspension with respect to the Common Stock.  On May 6, 2013, we filed a letter with the SEC setting forth a plan for returning into such compliance by filing the Annual Report on Form 10-K for 2011 on or before May 31, 2013, and all other delinquent periodic reports on or before July 31, 2013, and requesting that no such administrative proceedings or trading suspension be commenced at this time.  We filed our first delinquent report, the Annual Report on Form 10-K for the year ended December 31, 2011, on May 23, 2013.

As of the filing date of this Report, we continue to engage in active discussions with several potential purchasers of the Building, all of whom are financial institutions that would occupy the Building and use it as a branch.  The potential purchase price being discussed would exceed the outstanding principal balance with respect to the Building Note.  Were the Building sold to any of these potential purchasers, the net proceeds would be distributed to the shareholders as a dividend.

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

Management is also continuing to consider using the Company's potential status as a fully reporting public company to engage in a transaction in which a carefully selected privately held operating company would merge into the Company, i.e. a reverse merger.  As a result of such a merger, whether or not the Building would in the meantime been sold, voting control of the Company would be held by the shareholders of the operating company.  Subject to forbearance by the SEC, this Report and the filing by us of the other delinquent reports under the Exchange Act are designed to restore the Company's fully reporting status so that it can act as a viable merger candidate.

To be sure, there is no assurance that we will be able to sell the Building before the current maturity date of the Building Note or that the mortgagee would agree to extend such maturity date to give us additional time to sell the Building.  There is also no assurance that we will be able to restore our status as a fully reporting public company and, even if we do, that we will be able to find the private operating company whose business has sufficient upside potential and where the terms and conditions of a merger with such company are in the best interests of our shareholders.  In other words, there is no assurance that ultimately we will not lose our sole asset, the Building, in foreclosure and thus be forced to liquidate the Company without any liquidation proceeds available to the shareholders..

Results of Operations.

Overall Net Income.

The Company reported net income of $10,891 for the quarter ended March 31, 2012, compared to a net loss of $21,359 for the quarter ended March 31, 2011.  The Company collected and realized rental income with respect to the Building during this period in 2012, while no such rental income was realized for the first three months of 2011. Basic and diluted earnings per share were $0.01 for the three months ended March 31, 2012. Basic and diluted losses per share for the three months ended March 31, 2011 were $0.01.

Total Assets.

As of March 31, 2012, total assets of the Company were $1,235,574 compared to $1,231,775 at December 31, 2011, an increase of $3,799.  This increase is due to positive cash flow relating to the collection of rent in 2012.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.   Within the 90 days preceding the filing of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

Limitations on Effectiveness of Controls and Procedures.
.
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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings.

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-K for the year ended December 31, 2011.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure.

Not Applicable

Item 5.   Other Information.

None.

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
Date: June 21, 2013