Form 10-Q
period 2012-06-30
Manasota Group, Inc.
filed 2013-07-03
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.
F/K/A HORIZONBANCORPORATION, INC.
Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Cash	$22,534	$20,868
Property	1,190,295	1,204,239
Other assets	4,446	6,668
Total Assets	$1,217,275	$1,231,775

LIABILITIES & SHAREHOLDERS' (DEFICIT)

Liabilities:
Accrued expenses	$923	$923
Note payable	1,499,645	1,513,700
Advances from related parties	56,000	71,000
Total Liabilities	1,556,568	1,585,623
Shareholders' (Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at June 30, 2012 and December 31, 2011.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Accumulated deficit	(10,306,213)	(10,320,768)
	140,100	125,545
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders' (Deficit)	(339,293)	(353,848)
Total Liabilities and Shareholders' (Deficit)	$1,217,275	$1,231,775

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Income
Rental income	$43,680	$-0-	$87,360	$-0-
Other miscellaneous income	71	-0-	142	64
Total operating income	43,751	-0-	$87,502	64
Operating Expenses
Interest expense on note	21,145	15,050	42,160	24,396
General administrative expenses	18,943	66,044	30,787	78,121
Total operating expenses	40,088	81,094	72,947	102,517
Income/(loss) before income taxes	3,663	(81,094)	14,555	(102,453)
Income tax provision/(benefit)	-0-	-0-	-0-	-0-

NET (LOSS)/INCOME	$3,663	$(81,094)	$14,555	$(102,453)
NET (LOSS)/INCOME PER BASIC AND DILUTED SHARE	$0.00	$(0.05)	$0.01	$(0.06)
Weighted average number of shares outstanding:
Basic and Diluted	1,779,139	1,779,139	1,779,139	1,779,139

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC
Statements of Cash Flows (Unaudited)

	Six Months ended June 30
	2012	2011
Cash flow from operating activities:
Net cash provided/(used) by operating activities	$30,721	$(37,068)

Cash flow from investing activities:
Net cash provided by investing activities	-0-	-0-

Cash flow from financing activities:
Payment on note payable	(14,055)	-0-
Payment on related party advances	(15,000)
Borrowings on note payable	-0-	24,396
Net cash (used)/ provided by financing activities	(29,055)	24,396

Net change in cash	1,666	(12,672)
Cash beginning of period	20,868	13,440
Cash end of period	$22,534	$768
Supplemental disclosure of cash flow information:
Interest paid	$41,459	$0

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.

Note 1 – Basis of Presentation

The financial information for MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPOTION, Inc, Bradenton, Florida (the "Company") as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited but includes all adjustments, which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and ,therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2011.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of June 30, 2012 and 2011 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of June 30, 2012 and 2011 the Company held 39,773 shares of treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company's Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board did designate, by amending the Articles of Incorporation, the Series A Preferred Stock, consisting of 5,000 shares with a liquidation preference of $1,000 per share.  On June 11, 2011, the Articles of Incorporation were further amended eliminating the Series A Preferred Stock.  As of June 30, there were no shares of the Company's preferred stock issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at June 30, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $ 250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing accounts at June 30, 2012 and 2011, respectively.

Property.The Company’s properties consist of a building and land and are stated at cost. Generally, the straight-line method is used in computing depreciation over the estimated useful lives of 10 to 40 years. Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Upon sale or retirement of property the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the current earnings.

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount.  There was no impairment charges for the periods ended June 30, 2012 and 2011 related to these long-lived assets.

Income Taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company is no longer subject to examination by U.S. taxing authorities for years prior to 2008.  A valuation allowance is provided because it is more likely than not that the net operating loss will not be utilized.

Sales Taxes. Amounts collected on behalf of governmental authorities for sales taxes and other similar taxes are reported on a net basis.

Revenue Recognition. The Company recognizes its rental revenues based on the terms on its signed lease with tenant on a straight-line basis.

Earnings Per Share.  Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding.  Diluted income per share is determined by dividing net income by the weighted average number of common shares outstanding increased by the number of common shares that would be issued assuming exercise of stock options.  This also assumes that only options with an exercise price below the existing market price will be exercised.  In computing net income per share, the Company uses the treasury stock method.  When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted earnings per share calculation.

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

Pursuant to a settlement agreement with the FDIC and a lease (the "Building Lease"), both entered into July 11, 2011, but effective September 11, 2010 , during the first quarter of 2012, we have   owned, maintained and held for rent the approximately 7,000 square foot building, previously occupied by the Bank and now leased to Bank of the Ozarks (the "Building").  As of June 31, 2012, the Building was subject to an approximately $1.5 million first lien mortgage in favor of 1st Manatee Bank (the "Building Note"), which matures on August 31, 2013.  Accordingly, during the first quarter of 2012, our sole source of income consisted of rent under such lease and our net income consisted of an approximately $5,200 per month net margin between such revenue and the debt service with respect to the mortgage.  As of June 30, 2012, we also owed $56,000 to certain current and former directors for unsecured, payable on demand, advances made by them to the Company in 2010 (the "Advances").

On April 26, 2013, we received a letter from the Office of Enforcement Liaison in the SEC's Division of Corporation Finance.  The letter informed the Company that if we do not take the necessary steps to return the Company into compliance with its reporting requirements under the Exchange Act within the next fifteen days, the SEC may commence administrative proceedings to revoke our registration under the Exchange Act and impose a trading suspension with respect to the Common Stock.  On May 6, 2013, we filed a letter with the SEC setting forth a plan for returning into such compliance by filing the Annual Report on Form 10-J for 2011 on or before May 31, 2013, and all other delinquent periodic reports on or before July 31, 2013, and requesting that no such administrative proceedings or trading suspension be commenced at this time.  We filed our first delinquent report, the Annual Report on Form 10-K for the year ended December 31, 2011, on May 23, 2013.

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

Results of Operations.
Overall Net Income.

The Company reported net income of $14,555 for the six months ended June 30, 2012, compared to a net loss of $102,453 for the six months ended June 30, 2011.  The Company collected and realized rental income with respect to the Building during this period in 2012, while no such rental income was realized for the first six months of 2011. Basic and diluted earnings per share were $0.01 for the six months ended June 30, 2012. Basic and diluted losses per share for the six months ended June 30, 2011 were $0.06.

The Company reported a net income of $3,663 for the three months ended June 30, 2012 compared to a net loss of $81,094 for the three months ended June 30, 2011. The Company collected and realized rental income with respect to the Building during this period of 2012 while no such income was realized for the period in 2011.  Basic and diluted earnings per share were negligible for the three months ended June 30, 2012.  Basic and diluted losses per share for the three months ended June 30, 2011 were $0.05.

Total Assets.

As of June 30, 2012, total assets of the Company were $1,217,275 compared to $1,231,775 at December 31, 2011, a decrease of $14,500.  This decrease is   primarily due to the repayments on related party borrowings.

Liquidity & Capital Resources

As of June 30, 2012, we had a working capital deficiency (total current liabilities — which included $30,755 of the principal of the Building Note and $56,000 of related party advances — in excess of total current assets) of $60,698 all of such deficit being attributable to the $56,000 owed at the end of the period to certain current and former directors for unsecured advances made by them to the Company in 2010 (the "Advances").  We realized  net income of $14,555 for the six month period end June 30, 2012, compared to a net loss of $102,453 for the six month period ended June 31, 2011.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.   Within the 90 days preceding the filing of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

Limitations on Effectiveness of Controls and Procedures.

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

Changes in Internal Controls.
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Date: July 3, 2013