Form 10-Q
period 2012-09-30
Manasota Group, Inc.
filed 2013-07-03
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ______

Commission file number 333-71773

MANASOTA GROUP, INC
 (Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0840565 (IRS Employer Identification No.)

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.
F/K/A HORIZONBANCORPORATION, INC.
Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Cash	$23,938	$20,868
Property	1,183,323	1,204,239
Other assets	3,334	6,668
Total Assets	$1,210,595	$1,231,775
LIABILITIES & SHAREHOLDERS' (DEFICIT)
Liabilities:
Accrued expenses	$923	$923
Note payable	1,492,582	1,513,700
Advances from related parties	48,000	71,000
Total Liabilities	1,541,505	1,585,623
Shareholders' (Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at September 30, 2012 and December 31, 2011.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Accumulated deficit	(10,297,830)	(10,320,768)
	148,483	125,545
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders' (Deficit)	(330,910)	(353,848)
Total Liabilities and Shareholders' (Deficit)	$1,210,595	$1,231,775

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Operating Income
Rental income	$43,680	$184,426	$131,040	$184,426
Gain on sale of property		44,948		44,948
Other miscellaneous income	71	77	213	142
Total operating income	43,751	229,451	131,253	229,516
Operating Expenses
Interest expense on note	21,044	15,910	63,204	40,306
General administrative expenses	14,324	14,638	45,111	92,759
Settlement expense	—0—	651,352	—0—	651,352
Total operating expenses	35,368	681,900	108,315	784,417
Income/(loss) before income taxes	8,383	(452,449)	22,938	(554,901)
Income tax provision/(benefit)	—0—	—0—	—0—	—0—

NET (LOSS)/INCOME	$8,383	$(452,449)	$22,938	$(554,901)
NET (LOSS)/INCOME PER BASIC AND DILUTED SHARE	$0.01	$(0.25)	$0.01	$(0.31)
Weighted average number of shares outstanding:
Basic and Diluted	1,779,139	1,779,139	1,779,139	1,779,139

 The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC
Statements of Cash Flows (Unaudited)

	Nine Months ended September 30
	2012	2011
		(Restated)
Cash flow from operating activities:
Net cash provided/(used) by operating activities	$47,188	$(579,569)

Cash flow from investing activities:
Net cash provided by investing activities	—0—	60,000

Cash flow from financing activities:
Payment on note payable	(21,118)	(4,303)
Payment on related party advances	(23,000)
Borrowings on note payable	—0—	543,218
Net cash (used)/ provided by financing activities	(44,118)	538,915

Net change in cash	3,070	19,346
Cash beginning of period	20,868	13,440
Cash end of period	$23,938	$32,786

Supplemental disclosure of cash flow information:
Interest paid	$63,204	$15,910

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
Note 1 – Basis of Presentation
The financial information for MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPOTION, Inc, Bradenton, Florida (the "Company") as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited but includes all adjustments, which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and ,therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2011.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of September 30, 2012 and 2011 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of September 30, 2012 and 2011 the Company held 39,773 shares of treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company's Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board did designate, by amending the Articles of Incorporation, the Series A Preferred Stock, consisting of 5,000 shares with a liquidation preference of $1,000 per share.  On September 11, 2011, the Articles of Incorporation were further amended eliminating the Series A Preferred Stock.  As of September 30, 2012 and 2011, there were no shares of the Company's preferred stock issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at September 30, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing accounts at September 30, 2012 and 2011, respectively.

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

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount.  There was no impairment charges for the periods ended September 30, 2011 and 2010 related to these long-lived assets.

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

Note 3 – Restatement of Financial Statements

The financial statements as of and for the period ended September 30, 2011 have been restated to correct the accounting treatment previously accorded the following transactions.

The Company commenced banking operations on October 25, 1999 when Horizon Bank, Bradenton, Florida (the “Bank”) opened for business. On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver.  The FDIC sold the Bank to the Bank of the Ozarks.  After that date, the Company’s sole asset is the building located at 900 53rd Ave E, Bradenton, FL.  The building is being leased to Bank of the Ozarks under a 3-year lease expiring on September 10, 2013.  The FDIC asserted that, based upon the books and records of Horizon Bank maintained at that time, equitable title and beneficial ownership of the building and its property lawfully resided with Horizon Bank, and therefore, with the receiver.  In order to retain possession of the building and its property, in July 2011, the Company entered into a settlement agreement with the FDIC for $1,800,000 which represented the fair value of the building at the time.  This settlement amount was then offset against the mortgage the Company had for the building, back rent owed from the bank that is using the building, and income tax refunds.  The Company should have recorded this amount as an expense rather than increasing the book value of the building, recorded the rent as income, and reduced other expense as a result of the tax refunds.

In 2010, the Company and Manatee County entered into an eminent domain proceeding.  In 2011, the Company voluntarily relinquished part of its property to Manatee County.  The proceeds were paid over the two year period and the Company recorded a portion of the gain on involuntary conversion in 2010.  However, additional gain should have been recorded in September 2011 when the Company received the remaining proceeds.

The following schedule illustrates the effects on the account classifications resulting from the above restatements:

For the three months ended September 30, 2011:

Net income as previously reported	$14,692
Adjustment to record FDIC settlement	(501,489)
Adjustment to gain on involuntary conversion	34,348
Net loss, as restated	$(452,449)

Net income per basic and diluted share, as previously reported	$0.01
Net loss per basic and diluted share, as restated	$(0.25)

For the nine months ended September 30, 2011:

Net loss as previously reported	$(87,761)
Adjustment to record FDIC settlement	(501,489)
Adjustment to gain on involuntary conversion	34,348
Net loss, as restated	$(554,901)

Net loss per basic and diluted share, as previously reported	$(0.05)
Net loss per basic and diluted share, as restated	$(0.31)

For the nine months ended September 30, 2011:

Net cash from operating activities, as previously reported	$(118,362)
Adjustment to record FDIC settlement	(461,207)
Adjustment to gain on involuntary conversion	—0—
Net cash from operating activities, as restated	$(579,569)

Net cash from investing activities, as previously reported	$(401,207)
Adjustment to record FDIC settlement	(461,207)
Adjustment to gain on involuntary conversion	—0—
Net cash from investing activities, as restated	$60,000

Note 4– Recently Issued Accounting Pronouncements

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

Pursuant to a settlement agreement with the FDIC and a lease (the "Building Lease"), both entered into July 11, 2011, but effective September 11, 2010 , during the first quarter of 2012, we have   owned, maintained and held for rent the approximately 7,000 square foot building, previously occupied by the Bank and now leased to Bank of the Ozarks (the "Building").  As of September 31, 2012, the Building was subject to an approximately $1.5 million first lien mortgage in favor of 1st Manatee Bank (the "Building Note"), which matures on August 31, 2013.  Accordingly, during the first quarter of 2012, our sole source of income consisted of rent under such lease and our net income consisted of an approximately $5,200 per month net margin between such revenue and the debt service with respect to the mortgage.  As of September 30, 2012, we also owed $48,000 to certain current and former directors for unsecured, payable on demand, advances made by them to the Company in 2010 (the "Advances").

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

Results of Operations.

Overall Net Income.

The Company reported net income of $22,938 for the nine months ended September 30, 2012, compared to a net loss of $554,901 for the nine months ended September 30, 2011, which included a loss of $651,352 as a result of the settlement with the FDIC. During the third quarter of 2011, the Company realized rental income with respect to the Building, consisting of back rent for the period of September 11, 2010 through June 30, 2012, of $140,746,.   Basic and diluted earnings per share were $0.01 for the nine months ended September 30, 2012. Basic and diluted losses per share for the nine months ended September 30, 2011 were $0.31.

The Company reported a net gain of $8,382 for the three months ended September 30, 2012, compared to a net loss of $452,449 for the three months ended September 30, 2011. , which included a loss of $651,352 as a result of the settlement with the FDIC. During the third quarter of 2011, the Company realized rental income with respect to the Building, consisting of back rent for the period of September 11, 2010 through June 30, 2012, of $140,746   Basic and diluted earnings per share was $0.01 for the three months ended September 30, 2012.  Basic and diluted losses per share for the three months ended September 30, 2011 were $0.25.

Total Assets.

As of September 30, 2012, total assets of the Company were $1,210,595 compared to $1,231,775 at December 31, 2011, a decrease of $21,180.  This decrease is primarily due to repayments on related party borrowings.

Liquidity & Capital Resources

As of September 30, 2012, we had a working capital deficiency (total current liabilities — which included $28,516 of the principal of the Building Note and $48,000 of related party advances — in excess of total current assets) of
$49,244 all of such deficit being attributable to the $48,000 owed at the end of the period to certain current and former directors for unsecured advances made by them to the Company in 2010 (the "Advances").  We realized  net income of $22,938 for the nine months ended September 30, 2012, compared to a net loss of $554,901 for the nine months ended September 30, 2011.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.  Within the 90 days preceding the filing of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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