Form 10-K
period 2012-12-31
Manasota Group, Inc.
filed 2013-07-19
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes  ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, computed by the reference to average bid and asked price of such stock on  June 30 2012, was approximately $229,058.
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

On April 26, 2013, we received a letter from the Office of Enforcement Liaison in the SEC's Division of Corporation Finance.  The letter informs the Company that if we do not take the necessary steps to return the Company into compliance with its reporting requirements under the Exchange Act within the next fifteen days, the SEC may commence administrative proceedings to revoke our registration under the Exchange Act and impose a trading suspension with respect to the Common Stock.  On May 6, 2013, we filed a letter with the SEC setting forth a plan for returning into such compliance by filing this Report on or before July 31, 2013 and all other delinquent periodic reports on or before July 31, 2013, and requesting that no such administrative proceedings or trading suspension be commenced at this time. We have since filed the Annual Report on form 10-K for fiscal 2011 and the Quarterly Reports on Form 10-Q for the first three fiscal quarters of 2012.

ITEM 1A. Risk Factors

Not Applicable.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

The Company owns an one-story building located at 900 53rd Avenue East, in Bradenton (the “Building”).  The Building consists of approximately 7,000 square feet of interior space, four interior teller windows, four exterior drive-through teller stations and 36 parking spaces.  The interior includes executive offices, work stations for support staff and safe deposit box storage areas.  The total cost of the Building, including the costs of construction, landscaping, and furniture and equipment, was approximately $1.96 million, and the Company spent another approximately $40,000 to furnish certain additional space with furniture and equipment.  Subsequently all furniture and equipment was taken into receivership by the FDIC.  The Building is leased to Bank of the Ozarks under a net lease at $24.00 per square foot, expiring on September 10, 2013 (the "Building Lease").  In 2012, we recorded net rent of $174,720 with respect to the Building.

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Articles of Incorporation authorize us to issue up to 25,000,000 shares of the Common Stock and 1,000,000 shares of preferred stock.  As of June 30, 2013, 1,809,912 shares of the Common Stock were issued, and 1,770,139 were outstanding and held by approximately 580 holders of record.  No shares of preferred stock were then issued and outstanding.

Since November 2004, the Common Stock has been trading on the OTCQB Marketplace under the symbol "HZNB".  The following table sets forth the range of high and low bid information for the four quarters of 2012, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	$0.15	$0.03
June 30	$0.15	$0.04
September 30	$0.12	$0.04
December 31	$0.12	$0.01

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The following table sets forth the range of high and low bid information for the four quarters of 2011, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	$0.06	$0.03
June 30	$0.15	$0.05
September 30	$0.10	$0.01
December 31	$0.10	$0.01

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

A.            Overview

As previously stated, during 2012 and as of the filing date of this Report, our business has consisted of owning, maintaining and leasing the Building to Bank of the Ozarks. The Building Lease expires on September 10, 2013 and the first lien mortgage secured by the Building (the "Building Note") matures on August 31, 2013. As of the filing date of this Report, we have been informed that the Bank of the Ozarks does not intend to renew the lease. Contemporaneously, we have also received assurances from the holder of the Building Note that it is the holder's intention to renew the Building Note for a period of time sufficient for us to obtain a new tenant or sell the Building. We have also been informed that a financial institution intends to (i) become a tenant in the Building commencing at the end of the lease with Bank of the Ozarks and (ii) include in the lease an option to purchase the Building at any time after the first twelve months of its lease. Based on preliminary discussions, the net rent payable under the intended lease would exceed the debt service under the renewed Building Note.

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

While we believe that the intended renewal of the Building Note and new lease has a high likelihood of resulting in a completed transaction, in the absence of definitive binding documents, as of the filing date of this Report, there is no complete assurance that on September 10, 2013, the Building will be leased and remain subject to a mortgage with a maturity date sufficiently in the future. There is no assurance that we will be able to restore our status as a fully reporting public company and, even if we do, that we will be able to find the private operating company whose business has sufficient upside potential and where the terms and conditions of a merger with such company are in the best interests of our shareholders.

B.            Results of Operations

Year ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

The revenues in 2012 of $174,720 consisted of rental income under the Building Lease and a small sales tax commission of $284. By comparison, the revenues in 2011 of $273,266 consisted of rental income under the Building Lease of $228,106, one non-recurring item, $44,948 in net gain realized on the sale of land and sales tax commission of $212. The increased rental income in 2011 was due to the realization of catch up rents owed from 2010 since the lease agreement did not become effective until 2011.

Costs and Expenses

We paid $83,922 in debt service with respect to the Building Note in 2012, compared to $61,417 in 2011. The difference is attributable to a change in the interest rate under the Building Note from 4.50% to 5.50%. The decrease in general administrative expenses from $105,183 in 2011 to $55,642 in 2012 was attributable mainly to legal expenses incurred in reaching the settlement with the FDIC in July 2011 and obtaining the condemnation proceeds. The $651,352 settlement expense incurred in 2011 was also a non-recurring item.

Liquidity and Capital Resources

As of December 31, 2012, we had a working capital deficiency (total current liabilities — which included $1,485,193 of the principal of the Building Note — in excess of total current assets) of $1,494,758, most of such deficit being the Building Note coming due in August of 2013. We realized net income of $35,440 in 2012, compared to a net loss of $544,686 in 2011. This loss was attributable to the FDIC settlement in July of 2011.

As stated above, we believe with a high degree of certainty that the Building Note will be renewed by the current holder before its August 10, 2013 maturity. By the same token, we believe that the a new tenant will enter into a lease with respect to space in the Building on the termination of the current lease with Bank of the Ozarks and that the net rent payable under the lease would exceed the debt service with respect to the renewed Building Note, generating a positive spread. However, as of the filing date of this Report, we are not certain as to the magnitude of this positive spread and any increase in operating expenses over current levels might be greater than such positive spread. Under such circumstances, we would be required to obtain additional liquidity, which may not be available on terms acceptable to us.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Recently-Issued Accounting Pronouncements

There were various updates recently issued, most of which represented updates to current accounting literature or application to specific industries, and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2012 are included as a separate section of this Report beginning on page F-i.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported, on December 12, 2012, our Audit and Compliance Committee replaced Francis & Co., CPA's as the Company’s independent registered public accounting firm, and appointed Pender Newkirk, LLP as the Company’s new independent registered public accounting firm to conduct the audit of our financial statements for the fiscal year ended December 31, 2011, and for the periods thereafter. Effective January 1, 2013, Pender Newkirk, LLP merged into Warren Averett, LLC.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. During the last quarter of 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted, during the last quarter of 2012, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the COSO framework criteria.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2012 included in this Report were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fourth quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well a key employee, and their ages, as of June 30, 2013:

Name	Age	Position
Charles S. Conoley	54	Director, President and Chief Executive Officer
Michael Shannon Glasgow	44	Director
Barkley Kirkland, DDS	68	Director
Bruce E. Shackelford	55	Director
Clarence R. Urban	67	Director
Kathleen M. Jepson	64	Chief Financial Officer

  Biographical Information Concerning Directors.

Charles S. Conoley has served as the President and Chief Executive Officer of the Company since October 2, 1998.   Mr. Conoley is currently employed as Vice-President; Commercial Lending Office for 1st Manatee Bank in Parrish, Florida. From 1993-1998, he was a Vice President and commercial loan officer for American Bank in Bradenton, Florida. Prior to that he was employed as a senior executive for affiliates of Barnett Bank in Miami and Bradenton, Florida. Mr. Conoley received his MBA in Finance and Accounting from Indiana University in Bloomington, Indiana and his undergraduate degree from Purdue University.

Michael S. Glasgow has served as a Director of the Company since October 25, 1999.   He is employed with USA Steel Fence, Inc., a commercial and residential fence company that has operations in Bradenton, Lakeland, Gibsonton, Englewood and St. Petersburg, Florida, and serves as its President. Mr. Glasgow is also the owner of USA Land Company, and USA Used Cars, all of Bradenton, Florida. He also serves as Vice President for USA Group, Inc. and USA Real Estate, also of Bradenton, Florida.

Barclay Kirkland, DDS, has served as a Director of the Company since May 18, 2000.  He is in private practice in Bradenton, Florida. He is a member of the American Academy of Peridontology and the American Academy of Anti-Aging Medicine, and is active in Rotary International.

Bruce E. Shackelford has served as a Director of the Company since October 2, 1998.  He serves as President of Four Star Tomato, Inc., R&S Sales and Management, Inc. and Western Tomato Growers & Shippers, Inc., all companies engaged in food production and distribution. He is also the general partner of Triple-S Farms, a farming operation.

Clarence R. Urban has served as a Director of the Company since October 2, 1998. He served as Chairman of the Company's Board of Directors from October 2, 1998, to September 17, 2003. He is a retired businessman.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors. All directors, except for Charles S. Conoley, are “independent” as defined in the listing standards of NASDAQ Global Market.

During 2012, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has a standing Audit and Compliance Committee but no standing compensation committee or nominations and governance committee. The Charter for the Audit and Compliance Committee was filed with the SEC on May 13, 2003.

As of December 31, 2012, the Audit and Compliance Committee consisted of Bruce E. Shackleford, who served as the Chairman, Michael S. Glasgow and Clarence R. Urban. The Audit and Compliance Committee’s duties, which are specified in its Charter, include, but are not limited to:

⋅	reviewing and discussing with management and the independent accountants our annual and quarterly financial statements,

⋅	directly appointing, compensating, retaining, and overseeing the work of the independent auditor,

⋅	approving, in advance, the provision by the independent auditor of all audit and permissible non-audit services,

⋅
establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters,

⋅	the right to engage and obtain assistance from outside legal and other advisors as the audit committee deems necessary to carry out its duties,

⋅
the right to receive appropriate funding from us to compensate the independent auditor and any outside advisors engaged by the committee and to pay the ordinary administrative expenses of the audit committee that are necessary or appropriate to carrying out its duties, and

⋅	reviewing and approving all related party transactions unless the task is assigned to a comparable committee or group of independent directors.

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

Legal Proceedings

As of June 30, 2013, there was no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2012.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our President and Chief Executive Officer:

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Non-qualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Charles S. Conoley. President and CEO of the	2012	$0	0	$0	$0	$0	$0	$0	$0
Company	2011	$0	0	$0	$0	$0	$0	$0	$0
Outstanding Equity Awards at Fiscal Year-End

No equity awards were outstanding at December 31, 2012.

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

Kathleen M. Jepson has served as the Company's Senior Vice President and Chief Financial Officer since January 31, 2005.  Ms. Jepson has over twenty years banking experience, for the five years prior to 2005 with Pelican Financial, Inc., Ann Arbor, Michigan.  Effective January 1, 2011, Ms. Jepson, the Company and the Bank entered into a three-year employment agreement, which was terminated by mutual consent effective April 20, 2012.  Ms. Jepson now works as a contract (hourly) employee for the Company, acting as its Acting Chief Financial Officer.

Director Compensation

None of the Directors received any compensation during 2012.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Owners of More than 5% of the Common Stock:

The following table shows all persons whom we know to be "beneficial owners" of more than five percent of the Common Stock as of June 30, 2013.*

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

(1)  The percentages are based on 1,770,139 shares of Common Stock outstanding on June 30, 2013, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of June 30, 2013, by exercise of options and/or warrants.

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

Name and Address of Beneficial Owner	Number of Shares		Percent of Class(1)

Charles S. Conoley	92,995	(2)	5.25%
410 68th Court N.W.
Bradenton, Florida 34209

Michael Shannon Glasgow	3,825	(3)	0.2%
1209-44th Avenue East
Bradenton, Florida 34203

Barclay Kirkland, D.D.S.	52,460	(4)	2.96%
2109-59th Street West
Bradenton, Florida 34209

Bruce E. Shackelford	19,458	(5)	1.09%
P. O. Box 91
Ellenton, Florida 34222

Clarence R. Urban	80,207	(6)	4.52%
2108 Whitfield Park Loop
Sarasota, Florida 34243

All directors, nominees and	248,945		14.02%
named executive officers
as a group
__________________________________________________

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
(1)   The percentages are based on 1,770,139 shares of Common Stock outstanding as of June 30, 2013, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of May 13, 2013, by exercise of options and/or warrants.  The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

As of December 31, 2012, certain current and former directors were owed $40,000.     These Advances do not yield interest and are payable on demand.  The obligees and the amounts owed to them as of December 31, 2012, as Advances are as follows:

Name	Amount
Charles S. Conoley	$5,000.00
Estate of C. Donald Miller, Jr.	5,000.00
Michael Shannon Glasgow	5,000.00
Barclay Kirkland, DDS	5,000.00
David K. Scherer	5,000.00
Elizabeth Thomason, DMD	5,000.00
Mary Ann P. Turner	5,000.00
Clarence R. Urban	5,000.00
Total	$40,000.00

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

ITEM 14. Principal Accountant Fees and Services

Francis & Co., CPA's served as our independent auditors for periods ended March 31, 2011, June 30, 2011 and September 30, 2011. On December 12, 2012, we changed auditors to Pender Newkirk, LLP, now Warren Averett, LLC, for the fiscal period ended December 31, 2011 and for the periods thereafter.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q. The aggregate amount of the audit fees billed by Warren Averett, LLC for 2011 was $15,000 and for 2012 was $14,000.

Audit-related Fees

No audit-related fees were billed by Warren Averett, LLC or Francis & Co, CPAs in 2011 or 2012.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns and related compliance. The aggregate amount of tax fees billed by Warren Averett, LLC in 2011 or 2012 was $0 and Francis & Co., CPA's in 2011 was $10,950.

All Other Fees

None

Audit and Compliance Committee

Our board of directors and Audit and Compliance Committee approved the services rendered and fees charged by our independent auditors. The Audit and Compliance Committee has reviewed and discussed our audited financial statements for the years ended December 31, 2012 and 2011 with our management.   In addition, the Audit and Compliance Committee has discussed the financial statements for 2011 and 2012 with Warren Averett, LLC, as required under PCAOB standards.

Based on the Audit and Compliance Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit and Compliance Committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
_________________________

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

Date: July 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Charles S. Conoley	President, Chief Executive	July 18, 2013
Charles S. Conoley	Officer and Director

/S/ Michael Shannon Glasgow	Director	July 18, 2013
Michael Shannon Glasgow

/S/ Barclay Kirkland, DDs	Director	July 18, 2013
Barclay Kirkland, D.D.S.

/S/ Bruce E. Shackelford	Director	July 18, 2013
Bruce E. Shackelford

/S/ Clarence R. Urban	Director	July 18, 2013
Clarence R. Urban

MANASOTA GROUP, INC.
F/k/a horizon bancorporation, inc.
BRADENTON, FLORIDA

FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Manasota Group, Inc.
 (f/k/a Horizon Bancorporation, Inc.)

We have audited the accompanying balance sheets as of Manasota Group, Inc. (f/k/a Horizon Bancorporation, Inc.) as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders’ equity(deficit), and cash flows for the years ended December 31, 2012 and 2011.  Manasota Group, Inc. (f/k/a Horizon Bancorporation, Inc.)’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manasota Group, Inc. (f/k/a Horizon Bancorporation, Inc.) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

Warren Averett, LLC

Tampa, Florida

July 18, 2013

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Balance Sheets

	As of December 31,
	2012	2011
ASSETS

Cash	$24,135	$20,868
Property (net of accumulated depreciation of $323,636 and $295,747, respectively)	1,176,350	1,204,239
Other assets	7,223	6,668
Total Assets	$1,207,708	$1,231,775
LIABILITIES & SHAREHOLDERS' (DEFICIT)
Liabilities:

Accrued expenses	$923	$923
Note payable	1,485,193	1,513,700
Advances from related parties	40,000	71,000
Total Liabilities	1,526,116	1,585,623
Shareholders' /(Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at December 31, 2012 and 2011.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Retained (deficit)	(10,285,328)	(10,320,768)
	160,985	125,545
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders' (Deficit)	(318,408)	(353,848)
Total Liabilities and Shareholders' (Deficit)	$1,207,708	$1,231,775

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Statements of Operations

	Year Ended December 31,
	2012	2011
Operating Income
Rental income	$174,720	$228,106
Gain on sale of property	0	44,948
Other miscellaneous income	284	212
Total operating income	175,004	273,266
Operating Expenses
Interest expense on note	83,922	61,417
General administrative expenses	55,642	105,183
Settlement expense	0	651,352
Total operating expenses	139,564	817,952
INCOME/(LOSS) BEFORE INCOME TAX PROVISION	35,440	(544,686)
Income tax provision/(benefit)	0	0

NET INCOME/(LOSS)	$35,440	$(544,686)
NET INCOME/(LOSS) PER BASIC AND DILUTED SHARE	$0.02	$(.31)
Weighted average number of shares outstanding:
Basic and Diluted	1,770,139	1,770,139

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Statements of Changes in Shareholders' Equity/(Deficit)
For the years ended December 31, 2012 and 2011

	Common Stock
			Paid in	Retained	Treasury
	Shares	Par Value	Capital	Earnings	Stock	Total
Balance December 31 , 2010	1,809,912	$18,099	$10,428,214	$(9,776,082)	$(479,393)	$190,838

Net (loss)				(544,686)		(544,686)
Balance December 31 , 2011	1,809,912	$18,099	$10,428,214	$(10,320,768)	$(479,393)	$(353,848)

Net income				35,440		35,440
Balance December 31, 2012	1,809,912	$18,099	$10,428,214	$(10,285,328)	$(479,393)	$(318,408)

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
BRADENTON, FLORIDA
Statements of Cash Flows

	2012	2011
Net income/(loss)	$35,440	$(544,686)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
(Gain) on sale of property	0	(44,948)
Amortization of loan cost	4,445	2,223
Depreciation	27,889	27,889
Changes in operating assets & liabilities:

Other assets	(5,000)	(5,891)
Accrued expenses	0	923
Net cash provided/(used) by operating activities	62,774	(564,490)

Cash flows from investing activities:

Proceeds from sale of assets	0	60,000
Net cash provided by investing activities	0	60,000

Cash flows from financing activities:
Payment on related party advances	(31,000)	(20,000)
Payment on note payable	(28,507)	(11,300)
Borrowings on note payable	0	543,218
Net cash provided/(used) by financing activities	(59,507)	511,918

Net change in cash	3,267	7,428
Cash beginning of year	20,868	13,440
Cash end of year	$24,135	$20,868

Supplemental disclosure of cash flow information:
Interest paid	$83,922	$61,417

The accompanying notes are an integral part of these financial statements

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2012 and 2011

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of December 31, 2012 and 2011 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of December 31, 2012 and 2011 the Company held 39,773 shares of treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company's Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board did designate, by amending the Articles of Incorporation, the Series A Preferred Stock, consisting of 5,000 shares with a liquidation preference of $1,000 per share.  On June 11, 2011, the Articles of Incorporation were further amended eliminating the Series A Preferred Stock.  As of December 31, 2012 and 2011, there were no shares of the Company's preferred stock issued or outstanding.

Uses of Estimates.  The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the  financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2011 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing accounts at December 31, 2012 and 2011, respectively.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2012 and 2011

Property.The Company’s property consists of a building and land and are stated at cost. Generally, the straight-line method is used in computing depreciation over the estimated useful lives of 10 to 40 years. Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.  Upon sale or retirement of property the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the current earnings.

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount.  There were no impairment charges for the years ended December 31, 2012 and 2011 related to these long-lived assets.

Income Taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.  A tax position is recognized as a benefit only if it is “more likely than  not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company is no longer subject to examination by U.S. taxing authorities for years prior to 2008.  The company has filed its federal income tax returns through the year 2010.

Sales Taxes. Amounts collected on behalf of governmental authorities for sales taxes and other similar taxes are reported on a net basis.

Revenue Recognition. The Company recognizes its rental revenues based on the terms on its signed lease with tenant on a straight-line basis.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2012 and 2011

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

Note 3 - Property

	December 31
	2012	2011
Land	$395,035	$395,035
Building & building improvements	1,104,951	1,104,951

Property, gross	1,499,986	1,499,986
Deduct:
Accumulated depreciation	(323,636)	(295,747)

Property, net	$1,176,350	$1,204,239

The building serves as collateral on the note disclosed in note 4.

Depreciation expense for each of the years ended December 31, 2012 and 2011 amounted to $27,889.

Note 4 – Long Term Debt

The Company’s long term debt consists of a note with a financial institution.  The note was amended in July 2011. The note bears interest at 5.50%, and requires monthly payments of principal and interest of $9,369 through July 2013 and the remaining balance and accrued interest due August 2013.   The debt is secured by the building and an assignment of leases arising from the operation of the building.  At December 31, 2012 and 2011, the outstanding balance on the note was $1,485,193 and $1,513,700, respectively.   Principal payments of $1,485,193 are due during the year ended December 31, 2013.

Note 5 - Related Party Transactions

The Company’s former directors and a partnership related to certain former directors advanced funds to the Company in 2010.  These Advances were unsecured, are due on demand and do not bear interest.  The balance of the Advances at December 31, 2012 and 2011 were $40,000 and $71,000, respectively.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2012 and 2011

Note 6 – Leasing Activities

The Company leases its building to one tenant under an operating lease that expires in September 2013.  The future minimum rental under this lease is $116,480 for the year ending December 31, 2013.

Note 7 – Provision for Federal & State Income Taxes

The company's provision (benefit) for income taxes was as follows:
	2012	2011
Current
Federal	-	-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-

Total	-	-

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:
	2012	2011

Income tax provision at statutory rate:	12,050	(185,193)
Increase (decrease) in income tax due to:

State income taxes net	1,286	(19,772)
Change in Valuation Allowance	(13,336)	204,965
	(0)	-

Long-term deferred tax assets (liabilities):

Fixed assets	(11,309)	(11,494)
Net Operating Loss	255,305	268,826
	243,996	257,332

Noncurrent liabilities	243,996	257,332
Valuation Allowance	(243,996)	(257,332)
	-	-

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2012 and 2011

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2012, based upon the levels of historical taxable income and projections of future taxable income over which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not be able to realize the benefits of some of these deductible differences. Accordingly, a valuation allowance of $243,996 has been provided in the accompanying financial statements as of December 31, 2012.

At December 31, 2012, the Company has federal and state tax net operating loss carryforwards of approximately $459,000 and $2,733,000, respectively. The federal tax loss carryforward will expire beginning in 2031, unless previously utilized. The state tax loss carryforward will expire beginning in 2029, unless previously utilized.

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