Form 10-Q
period 2013-03-31
Manasota Group, Inc.
filed 2013-07-19
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Common Stock $0.01 Par Value as of July 15, 2013: Issued 1,809,912 Shares; Outstanding: 1,770,139 Shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.
F/K/A HORIZONBANCORPORATION, INC.
Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
Cash	$30,624	$24,135
Property (net of accumulated depreciation of $330,608 and $323,636, respectively)	1,169,378	1,176,350
Other assets	6,111	7,223
Total Assets	$1,206,113	$1,207,708
LIABILITIES & SHAREHOLDERS'(DEFICIT)
Liabilities:
Accrued expenses	$923	$923
Note payable	1,477,476	1,485,193
Advances from related parties	40,000	40,000
Total Liabilities	1,518,399	1,526,116
Shareholders' (Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at March 31, 2013 and December 31, 2012.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Accumulated (deficit)	(10,279,206)	(10,285,328)
	167,107	160,985
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders' (Deficit)	(312,286)	(318,408)
Total Liabilities and Shareholders' (Deficit)	$1,206,113	$1,207,708

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
Statements of Income (Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Income
Rental income	$43,680	$43,680
Other miscellaneous income	71	71
Total operating income	43,751	43,751
Operating Expenses
Interest expense on note	20,391	21,015
General administrative expenses	17,238	11,845
Total operating expenses	37,629	32,860
INCOME BEFORE INCOME TAX PROVISION	6,122	10,891
Income tax provision	0	0

NET INCOME	$6,122	$10,891

NET EARNINGS PER BASIC AND DILUTED SHARE	$0.00	$0.01
Weighted average number of shares outstanding:
Basic and Diluted	1,770,139	1,770,139

 The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC
Statements of Cash Flows (Unaudited)

	Three Months ended March 31
	2013	2012
Cash flow from operating activities:
Net cash provided by operating activities	$14,206	$18,974

Cash flow from investing activities:
Net cash provided by investing activities	0	0

Cash flow from financing activities:
Payment on note payable	(7,717)	(7,092)
Borrowings on note payable	0	0
Net cash (used) by financing activities	(7,717)	(7,092)

Net change in cash	6,489	11,882
Cash beginning of period	24,135	20,868
Cash end of period	$30,624	$32,750

Supplemental disclosure of cash flow information:
Interest paid	$20,391	$21,015

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
Note 1 – Basis of Presentation
The financial information for MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPOTION, Inc, Bradenton, Florida (the "Company") as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited but includes all adjustments, which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and ,therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2012.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of March 31, 2013 and 2012 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of March 31, 2013 and 2012 the Company held 39,773 shares of treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company's Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board did designate, by amending the Articles of Incorporation, the Series A Preferred Stock, consisting of 5,000 shares with a liquidation preference of $1,000 per share.  On June 11, 2011, the Articles of Incorporation were further amended eliminating the Series A Preferred Stock.  As of March 31, 2013 and 2012, there were no shares of the Company's preferred stock issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2013 and 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing accounts at March 31, 2013 and 2012, respectively.

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.

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

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount.  There was no impairment charges for the periods ended March 31, 2013 and 2012 related to these long-lived assets.

Income Taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company is no longer subject to examination by U.S. taxing authorities for years prior to 2008. The Company has filed its federal income tax return through the year 2010.

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

Pursuant to a settlement agreement with the FDIC and a lease (the "Building Lease"), both entered into July 11, 2011, but effective September 11, 2010 , during the first quarter of 2013, we have   owned, maintained and held for rent the approximately 7,000 square foot building, previously occupied by the Bank and now leased to Bank of the Ozarks (the "Building").  As of March 31, 2013, the Building was subject to an approximately $1.5 million first lien mortgage in favor of 1st Manatee Bank (the "Building Note"), which matures on August 31, 2013.  Accordingly, during the first quarter of 2013, our sole source of income consisted of rent under such lease and our net income consisted of an approximately $5,200 per month net margin between such revenue and the debt service with respect to the mortgage.   As of March 31, 2013, we also owed $40,000 to certain current and former directors for unsecured, payable on demand, advances made by them to the Company in 2010 (the "Advances").

On April 26, 2013, we received a letter from the Office of Enforcement Liaison in the SEC's Division of Corporation Finance.  The letter informed the Company that if we do not take the necessary steps to return the Company into compliance with its reporting requirements under the Exchange Act within the next fifteen days, the SEC may commence administrative proceedings to revoke our registration under the Exchange Act and impose a trading suspension with respect to the Common Stock.  On May 6, 2013, we filed a letter with the SEC setting forth a plan for returning into such compliance by filing the Annual Report on Form 10-K for 2011 on or before May 31, 2013, and all other delinquent periodic reports on or before July 31, 2013, and requesting that no such administrative proceedings or trading suspension be commenced at this time.  With the filing of this Report, we would have filed all of the delinquent reports.

As stated above, the Building Lease expires on September 10, 2013, and the Building Note matures on August 31, 2013.  As of the filing date of this Report, we have been informed that Bank of the Ozarks does not intend to renew the Building Lease.  Contemporaneously, we have also received assurances from the holder of the Building Note that it is the holder's intention to renew the Building Note for a period of time sufficient for us to obtain a new tenant or sell the Building.  We have also been informed that a financial institution intends to (i) become a tenant in the Building commencing at the end of the lease with Bank of the Ozarks and (ii) include in the lease an option to purchase the Building at any time after the first twelve months of its lease. Based on preliminary discussions, the net rent payable under the intended lease would exceed the debt service under the renewed Building Note.

Management is also considering using the Company's potential status as a fully reporting public company to engage in a transaction in which a carefully selected privately held operating company would merge into the Company, i.e. a reverse merger.  As a result of such a merger, whether or not the Building would in the meantime been sold, voting control of the Company would be held by the shareholders of the operating company.  With the filing of this, the last of the delinquent reports, we intend to take all other steps necessary   to restore the Company's fully reporting status so that it can act as a viable merger candidate.

While we believe that the intended renewal of the Building Note and new lease has a high likelihood of resulting in a completed transaction, in the absence of definitive binding documents, as of the filing date of this Report, there is no complete assurance that on September 10, 2013, the Building will be leased and remain subject to a mortgage with a maturity date sufficiently in the future.  There is also no complete assurance that we will be able to restore our status as a fully reporting public company and, even if we do, that we will be able to find the private operating company whose business has sufficient upside potential and where the terms and conditions of a merger with such company are in the best interests of our shareholders.

Results of Operations.

Overall Net Income.

The Company reported net income of $6,122 for the quarter ended March 31, 2013, compared to net income of $10,891 for the quarter ended March 31, 2012.  This decrease in net income of $4,769 was primarily attributable to the payment of $5,950 in accounting fees for the preparation of prior period tax returns. Basic & diluted earnings per share were negligible for the three months ended March 31, 2013.   Basic and diluted earnings per share for the three months ended March 31, 2012 were $0.01.

Total Assets.

As of March 31, 2013, total assets of the Company were $1,206,113 compared to $1,207,708 at December 31, 2012, a decrease of $1,595.

Liquidity & Capital Resources

As of March 31, 2013 we had a working capital deficiency (total current liabilities — which included $1,477,476 of the principal of the Building Note and $40,000 of related party advances — in excess of total current assets) of $1,481,664. We realized net income of $6,122 for the three months ended March 31, 2013, compared to net income of $10,891 for the three months ended March 31, 2012.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.   Within the 90 days preceding the filing of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings.

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-K for the year ended December 31, 2012.

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

Date: July 19, 2013