Form 10-Q
period 2013-06-30
Manasota Group, Inc.
filed 2013-08-14
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______ to ______

Commission file number 333-71773

MANASOTA GROUP, INC
 (Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0840565 (IRS Employer Identification No.)

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.
F/K/A HORIZONBANCORPORATION, INC.
Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Cash	$13,486	$24,135
Property (net of accumulated depreciation of $337,580 and $323,636, respectively)	1,162,406	1,176,350
Other assets	0	7,223
Total Assets	$1,175,892	$1,207,708

LIABILITIES & SHAREHOLDERS'(DEFICIT)

Liabilities:
Accrued expenses	$3,173	$923
Note payable	1,470,101	1,485,193
Advances from related parties	40,000	40,000
Line of credit	9,040	0
Total Liabilities	1,522,314	1,526,116
Shareholders' (Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at June 30, 2013 and December 31, 2012.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Accumulated (deficit)	(10,313,342)	(10,285,328)
	132,971	160,985
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders' (Deficit)	(346,422)	(318,408)
Total Liabilities and Shareholders' (Deficit)	$1,175,892	$1,207,708

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Income
Rental income	$43,680	$43,680	$87,360	$87,360
Other miscellaneous income	71	71	142	142
Total operating income	43,751	43,751	$87,502	87,502
Operating Expenses
Interest expense on note	20,733	21,145	41,123	42,160
General administrative expenses	57,155	18,943	74,393	30,787
Total operating expenses	77,888	40,088	115,516	72,947
INCOME/(LOSS) BEFORE INCOME TAX PROVISION	(34,137)	3,663	(28,014)	14,555
Income tax provision/(benefit)	0	0	0	0
NET INCOME/(LOSS)	$(34,137)	$3,663	$(28,014)	$14,555
NET INCOME/(LOSS) PER BASIC AND DILUTED SHARE	$(0.02)	$0.00	$(0.02)	$0.01
Weighted average number of shares outstanding:
Basic and Diluted	1,779,139	1,779,139	1,779,139	1,779,139

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC
Statements of Cash Flows (Unaudited)

	Six Months ended June 30
	2013	2012
Cash flow from operating activities:
Net cash provided by operating activities	$4,443	$30,721

Cash flow from investing activities:
Net cash provided by investing activities	0	0

Cash flow from financing activities:
Payment on note payable	(15,092)	(14,055)
Payment on related party advances	0	(15,000)
Net cash (used) by financing activities	(15,092)	(29,055)

Net change in cash	(10,649)	1,666
Cash beginning of period	24,135	20,868
Cash end of period	$13,486	$22,534

Supplemental disclosure of cash flow information:	$41,123	$42,160
Interest paid

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.

Note 1 – Basis of Presentation

The financial information for MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPORATION, Inc, Bradenton, Florida (the "Company") as of June 30, 2013 and for the six and three months ended June 30, 2013 and 2012 is unaudited but includes all adjustments, which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and ,therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2012. Operating results for the six and three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 - Organization and Summary of Significant Accounting Policies

MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPORATION, Inc, Bradenton, Florida (the "Company") was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank").  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. The FDIC sold the Bank to the Bank of the Ozarks. The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations. As of the date of this Report, the Company’s sole asset is the building located at 900 53rd Ave E, Bradenton, FL. The building is being leased to Bank of the Ozarks under a 3-year lease expiring on September 10, 2013.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of June 30, 2013 and 2012 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of June 30, 2013 and 2012 the Company held 39,773 shares of treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company's Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board did designate, by amending the Articles of Incorporation, the Series A Preferred Stock, consisting of 5,000 shares with a liquidation preference of $1,000 per share. On June 11, 2011, the Articles of Incorporation were further amended eliminating the Series A Preferred Stock. As of June 30, 2013 and 2012, there were no shares of the Company's preferred stock issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at June 30, 2013 and 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing accounts at June 30, 2013 and 2012, respectively.

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

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount. There were no impairment charges for the periods ended June 30, 2013 and 2012 related to these long-lived assets.

Line of Credit.  The Company has secured private financing of a $25,000 line of credit, to cover administrative costs (legal). This line was obtained to address cash flow timing differences as it works through the set-up of a new lease and explores the potential with future merger partners. The rate of interest associated with this line is Prime Rate, as such rate is published from time to time and maturity date is November 8, 2013.

Income Taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company is no longer subject to examination by U.S. taxing authorities for years prior to 2008. The Company has filed its federal income taxes through the year 2010.

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

Overview

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

Pursuant to a settlement agreement with the FDIC and a lease (the "Building Lease"), both entered into July 11, 2011, but effective September 11, 2010 , during the second quarter of 2013, we have owned, maintained and held for rent the approximately 7,000 square foot building, previously occupied by the Bank and now leased to Bank of the Ozarks (the "Building"). As of June 30, 2013, the Building was subject to an approximately $1.47 million first lien mortgage in favor of 1st Manatee Bank (the "Building Note"), which matures on September 10, 2013. Accordingly, during the second quarter of 2013, our sole source of income consisted of rent under such lease and our net income consisted of an approximately $5,200 per month net margin between such revenue and the debt service with respect to the mortgage. As of June 30, 2013, we also owed $40,000 to certain current and former directors for unsecured, payable on demand, advances made by them to the Company in 2010 (the "Advances").

On April 26, 2013, we received a letter from the Office of Enforcement Liaison in the SEC's Division of Corporation Finance. The letter informed the Company that if we do not take the necessary steps to return the Company into compliance with its reporting requirements under the Exchange Act within the next fifteen days, the SEC may commence administrative proceedings to revoke our registration under the Exchange Act and impose a trading suspension with respect to the Common Stock. On May 6, 2013, we filed a letter with the SEC setting forth a plan for returning into such compliance by filing the Annual Report on Form 10-K for 2011 on or before May 31, 2013, and all other delinquent periodic reports on or before July 31, 2013, and requesting that no such administrative proceedings or trading suspension be commenced at this time. On July 19, 2013, we filed the last of the delinquent reports. To our knowledge, no administrative proceedings or trading suspensions have commenced.

As stated above, the Building Lease expires on September 10, 2013, and the Building Note matures on September 10, 2013. As of the filing date of this Report, we have been informed that Bank of the Ozarks does not intend to renew the Building Lease. Contemporaneously, we have also received formal assurances from the holder of the Building Note that it is the holder's intention to renew the Building Note for a period of time sufficient for us to obtain a new tenant or sell the Building. We have also been informed that a financial institution intends to (i) become a tenant for approximately 5,000 out of the approximately 7,000 square feet in the Building commencing approximately at the end of the lease with Bank of the Ozarks and (ii) include in the lease an option to purchase the Building at any time after the first twelve months of its lease. Based on preliminary discussions, the net rent payable under this intended lease would exceed the debt service under the renewed Building Note.

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

While we believe that the intended renewal of the Building Note and new lease has a high likelihood of resulting in a completed transaction, in the absence of definitive binding documents, as of the filing date of this Report, there is no complete assurance that the Building will be leased and remain subject to a mortgage with a maturity date sufficiently in the future. There is also no complete assurance that we will be able to restore our status as a fully reporting public company and, even if we do, that we will be able to find the private operating company whose business has sufficient upside potential and where the terms and conditions of a merger with such company are in the best interests of our shareholders.

Results of Operations

Overall Net Income

The Company reported a net loss of $28,014 for the six months ended June 30, 2013, compared to net income of $14,555 for the six months ended June 30, 2012. During the six months ended June 30, 2013 the Company reported increases in legal expense of $15,140; accounting expenses of $23,450 and other professional fees of $8,867. These increases were offset by a decrease of $4,521 in annual report expense. The aforementioned increases and decreases were responsible for the approximately $42,000 of decrease in results for the period. Basic and diluted losses per share were $0.02 for the six months ended June 30, 2013. Basic and diluted earnings per share for the six months ended June 30, 2012 were $0.01.

The Company reported a net loss of $34,137 for the three months ended June 30, 2013 compared to net income of $3,663 the three months ended June 30, 2012. During the three months ended June 30, 2013 the Company reported increases in legal expense of $15,140; accounting expenses of $17,500 and other professional fees of $9,367. These increases were offset by a decrease of $4,521 in annual report expense. This resulted in a decrease of approximately $37,000 in results for the period. Basic and diluted losses per share for the three months ended June 30, 2013 were $0.02. Basic and diluted earnings per share were negligible for the three months ended June 30, 2012.

Total Assets

As of June 30, 2013, total assets of the Company were $1,175,892, compared to $1,207,708 at December 31, 2012, a decrease of $31,816.

Liquidity & Capital Resources

As of June 30, 2013 we had a working capital deficiency (total current liabilities — which included $1,470,101 of the principal of the Building Note, $40,000 of related party advances and a line of credit of $9,040 and accrued expenses of $3,173 — in excess of total current assets) of $1,508,828. We realized a net loss of $28,014 for the six months ended June 30, 2013, compared to net income of $14,555 for the three months ended June 30, 2012.

As stated above, we believe with a high degree of certainty that the Building Note will be renewed by the current holder before its September 10, 2013 maturity. By the same token, we believe that the a new tenant will enter into a lease with respect to a majority of the space in the Building approximately at the termination of the current lease and that the net rent payable under the new partial lease would exceed the debt service with respect to the renewed Building Note, generating a positive spread. However, as of the filing date of this Report, we are not certain as to the magnitude of this positive spread and any increase in operating expenses over current levels might be greater than such positive spread. Under such circumstances, we would be required to obtain additional liquidity, which may not be available on terms acceptable to us.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days preceding the filing of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2013.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Date: August 14, 2013