Form 10-Q
period 2013-09-30
Manasota Group, Inc.
filed 2013-11-18
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common Stock $0.01 Par Value as of November 1, 2013: Issued 1,809,912 Shares; Outstanding: 1,770,139 Shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Cash	$4,006	$24,135
Property (net of accumulated depreciation of $344,552 and $323,636, respectively)	1,155,434	1,176,350
Other assets	50	7,223
Total Assets	$1,159,490	$1,207,708

LIABILITIES & SHAREHOLDERS'(DEFICIT)

Liabilities:
Accrued expenses	$16,017	$923
Note payable	1,470,101	1,485,193
Advances from related parties	40,000	40,000
Line of credit	15,110	0
Total Liabilities	1,541,228	1,526,116
Shareholders' (Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at September 30, 2013 and December 31, 2012.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Accumulated (deficit)	(10,348,658)	(10,285,328)
	97,655	160,985
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders' (Deficit)	(381,738)	(318,408)
Total Liabilities and Shareholders' (Deficit)	$1,159,490	$1,207,708

The accompanying notes are an integral part of these financial statements.

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.
Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Income
Rental income	$33,984	$43,680	$121,343	$131,040
Other miscellaneous income	45	71	188	213
Total operating income	34,029	43,751	121,531	131,253
Operating Expenses
Interest expense on note	23,583	21,044	64,707	63,204
General administrative expenses	45,761	14,324	120,154	45,111
Total operating expenses	69,344	35,368	184,861	108,315
Income/(loss) before income taxes	(35,315)	8,383	(63,330)	22,938
Income tax provision/(benefit)	0	0	0	0

NET (LOSS)/INCOME	$(35,315)	$8,383	$(63,330)	$22,938
NET (LOSS)/INCOME PER BASIC AND DILUTED SHARE	$(0.02)	$0.01	$(0.04)	$0.01
Weighted average number of shares outstanding:
Basic and Diluted	1,779,139	1,779,139	1,779,139	1,779,139

The accompanying notes are an integral part of these financial statements.

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC
Statements of Cash Flows (Unaudited)

	Nine Months ended September 30
	2013	2012
Cash flow from operating activities:
Net cash provided (used) by operating activities	$(20,147)	$47,188

Cash flow from investing activities:
Net cash provided by investing activities	0	0

Cash flow from financing activities:
Payment on note payable	(15,092)	(21,118)
Payment on related party advances	0	(23,000)
Line of credit	15,110	0
Net cash provided (used) provided by financing activities	18	(44,118)

Net change in cash	(20,129)	3,070
Cash beginning of period	24,135	20,868
Cash end of period	$4,006	$23,938

Supplemental disclosure of cash flow information:
Interest paid	$64,707	$63,204

The accompanying notes are an integral part of these financial statements.

MANASOTA GROUP, INC.
F/K/A HORIZON BANCORPORATION, INC.

Note 1 - Basis of Presentation

The financial information for MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPOTION, Inc, Bradenton, Florida (the "Company") as of September 30, 2013 and for the nine and three months ended September 30, 2013 and 2012 is unaudited but includes all adjustments, which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2012. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 - Organization and Summary of Significant Accounting Policies

MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPOTION, Inc, Bradenton, Florida (the "Company") was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the "Bank").  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. The FDIC sold the Bank to Bank of the Ozarks. The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations. As of the date of this Report, the Company’s sole asset is the building located at 900 53rd Ave E, Bradenton (the "Building"). Until September 10, 2013, the Building was leased to Bank of the Ozarks under a three-year lease. On September 6, 2013, the Company signed a new lease for the Building. See Note 4 below.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of September 30, 2013 and 2012 there were 1,809,912 shares issued and 1,770,139 shares of the Company's common stock outstanding.   As of September 30, 2013 and 2012 the Company held 39,773 shares of treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company's Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.  Effective October 22, 2009, the Company’s Board did designate, by amending the Articles of Incorporation, the Series A Preferred Stock, consisting of 5,000 shares with a liquidation preference of $1,000 per share. On June 11, 2011, the Articles of Incorporation were further amended eliminating the Series A Preferred Stock. As of September 30, 2013 and 2012, there were no shares of the Company's preferred stock issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at September 30, 2013 and 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing accounts at September 30, 2013 and 2012, respectively.

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

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount. There were no impairment charges for the periods ended September 30, 2013 and 2012 related to these long-lived assets.

Line of Credit. The Company has secured private financing of a $25,000 line of credit, to cover administrative costs (legal). The line of credit was obtained to address cash flow timing differences as the Company works through the set-up of the new lease and continues to explore the potential for future transactions. The rate of interest associated with this line of credit is Prime Rate, as such rate is published from time to time. The line of credit matures on November 8, 2013.

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

Note 3- Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”)(including its EITF), the AICPA or Securities and Exchange Commission has or will have a material impact on the Company’s present or future financial statements.

Note 4-Recent Developments

On September 6, 2013, the Company executed a new lease with respect to its sole asset, the Building, with 1st Manatee Bank, a Florida state bank with headquarters in Manatee County. 1st Manatee Bank intends to use the building as a branch and has applied for branch approval with the FDIC and the OFR. The initial three-year term of this lease will commence on the date such approval is obtained.

1st Manatee Bank, as the mortgagee with respect to the Building, has extended the September 10, 2013, maturity date of its mortgage loan to December 10, 2013, and has informed the Company that it will enter into a multi-year mortgage note arrangement with respect to the Building effective on the date its branch application is approved.

On November 8, 2013, the original maturity date of the private line of credit was extended to May 8, 2014. The outstanding principal balance of the line of credit on such date was $24,560.

Note 5- Financial Information

IMPORTANT NOTICE

The financial statements at and for the third quarter ended September 30, 2013 have not been reviewed by our independent public accountant. We expect to file an amendment to this report as soon as economically feasible, which at that time would include reviewed financial statements. Accordingly, while we do not expect any material changes, our amended third quarter financial statements could contain adjustments.

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

As previously reported, during October 25, 1999 through September 10, 2010, the Company acted as a one-bank holding company with respect to the Bank. On September 10, 2010, due to significant losses incurred by the Bank during 2008-2010, the Florida Office of Financial Regulation (the "OFR") declared the Bank to be "imminently insolvent." The Bank was closed, with the Federal Deposit Insurance Corporation (the "FDIC") being appointed as receiver therefor, and sold to Bank of the Ozarks.

Pursuant to a settlement agreement with the FDIC and a three-year lease (the "Initial Building Lease"), both entered into July 11, 2011, but effective September 11, 2010, we have owned, maintained and held for rent the 7,280 square foot building, previously occupied by the Bank and leased to Bank of the Ozarks (i.e., the Building) for the last three years. On September 6, 2013, we entered into a new three-year lease with 1st Manatee Bank (the "New Lease"). 1st Manatee Bank ("1st Manatee") intends to operate a branch at the Building, its establishment of the branch being subject to approval by the FDIC and the OFR. 1st Manatee filed an application for such approval on October 6, 2013, and action by regulatory agencies on the application is expected not later than December 6, 2013. Under the New Lease, the initial three-year term, and the tenant's obligation to pay rent, will begin at the earlier of (i) December 6, 2013 or (ii) the date 1st Manatee begins conducting business at the Building, provided that 1st Manatee does not exercise its right to terminate the lease prior to December 6, 2013.

As of September 30, 2013, the Building was subject to an approximately $1.5 million first lien mortgage in favor of 1st Manatee (the "Building Note"), which matured on September 10, 2013. Accordingly, during the third quarter of 2013, our sole source of income consisted of rent under the Initial Lease and our net income consisted of an approximately $5,200 per month net margin between such revenue and the debt service with respect to the Building Note. As of September 30, 2013, we also owed $40,000 to certain current and former directors for unsecured, payable on demand, advances made by them to the Company in 2010 (the "Advances"). The maturity date of the Building Note was extended to December 10, 2013. In addition, 1st Manatee has informed us that it will enter into a multi-year extension of the Building Note simultaneously with the commencement date of the initial term of the New Lease. The monthly rental income under the New Lease is expected to continue to exceed the monthly debt service under the Building Note as extended.

Management is also considering using the Company's status as a fully reporting public company to engage in a transaction in which a carefully selected privately held operating company would merge into the Company, i.e. a reverse merger. As a result of such a merger, whether or not the Building had in the meantime been sold, voting control of the Company would be held by the shareholders of the operating company. We intend to take all other commercially reasonable steps necessary to give the Company the best opportunity to act as a viable merger candidate.

While we believe that the intended multi-year renewal of the Building Note and the effectiveness of the New Lease have a very high likelihood of occurring in the next several weeks, as of the filing date of this Report, there is no complete assurance that on December 6, 2013, we will begin to receive rent under the New Lease and that and the Building will remain subject to a mortgage with a maturity date sufficiently in the future. There is also no assurance that we will be able to find the private operating company whose business has sufficient upside potential and where the terms and conditions of a merger with such company are in the best interests of our shareholders.

Results of Operations.

Overall Net Income.

The Company reported a net loss of $63,330 for the nine months ended September 30, 2013, compared to net income of $22,938 for the nine months ended September 30, 2012. This difference was attributable to a decrease of $10,000 in rent payments as the lease to Bank of the Ozarks expired during the period. The Company also experienced increased expenses for professional fees of approximately $75,000 as the Company worked toward restoring its status as a fully reporting public company. Basic and diluted losses per share were $0.04 for the nine months ended September 30, 2013. Basic and diluted gains per share for the nine months ended September 30, 2012 were $0.01.

The Company reported a net loss of $35,315 for the three months ended September 30, 2013, compared to a net gain of $8,383 for the three months ended September 30, 2012. As stated above this difference was attributable to a decrease in rental income and increased professional fees for the period. Basic and diluted losses per share were $0.02 for the three months ended September 30, 2013. Basic and diluted gains per share for the three months ended September 30, 2012 were $0.01.

Total Assets.

As of September 30, 2013, total assets of the Company were $1,159,490 compared to $1,207,708 at December 31, 2012, a decrease of $48,218. This decrease is primarily due to repayments on note principal and decreased rental revenues.

Liquidity & Capital Resources

As of September 30, 2013, we had a working capital deficiency (total current liabilities — which included $1,470,101 of the principal of the Building Note, $40,000 of related party advances and a line of credit of $15,110 — in excess of total current assets) of $1,521,050.  We realized a net loss of $63,330 for the nine months ended September 30, 2013, compared to net income of $22,938 for the nine months ended September 30, 2012.

Assuming that both the New Lease and a multi-year extension of the Building Note occur on or before December 6, 2013, and as long as the repayment of all of the Advances are not being demanded at once by the obligees, we expect to have an approximately $2,300 monthly positive spread between the rental income from the New Lease and the debt service under the Building Note. Unless we sell the Building at the expected net gain and pay off the Building Note, any increase in operating expenses such that they exceed such spread would require that we obtain additional liquidity, which may not be available on terms acceptable to us.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days preceding the filing of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Date: November 15, 2013

