Form 10-K
period 2013-12-31
Manasota Group, Inc.
filed 2016-10-11
CIK 1074458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(941) 462-1640

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Do not check if a smaller reporting company.)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, computed by the reference to average bid and asked price of such stock on June 30 2016, was approximately $44,430.

Documents Incorporated by Reference: None

MANASOTA GROUP, INC.

PART I.

ITEM 1. Business.

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

Manasota Group, Inc., f/k/a Horizon Bancorporation, Inc. (hereinafter, the “Company,” “we” or the “Registrant”), was incorporated in the State of Florida on May 27, 1998, for the purpose of becoming a bank holding company owning all of the outstanding capital stock of Horizon Bank, a commercial bank chartered under the laws of Florida and a member of the Federal Reserve System(the “Bank”).

The Bank was capitalized by means of a $5.6 million initial public offering of its common stock, $0.1 par value (the “Common Stock”) at $5.50 per share, which was completed in October 1999, allowing the Bank to open for business on October 25, 1999. Subsequently, in order to meet the Bank’s capital needs, the Company sold additional shares of Common Stock in a rights offering (in 2003), two private placements (in 1999 and 2003) and through the exercise of warrants issued in the rights offering, for aggregate net proceeds of approximately $4.65 million.

In order to facilitate a private placement of preferred stock, the proceeds of which were designed to augment the capital of the Bank, we authorized, on October 22, 2009, the issuance of 5,000 shares of Series A Preferred Stock, having a $1,000 liquidation preference, by filing the Third Amended and Restated Articles of Incorporation containing the appropriate designation of such series of stock. The private placement was not successful and no shares of the Series A Preferred Stock were sold. On June 11, 2011, we filed the Fourth Amended and Restated Articles of Incorporation effecting the cancellation of this designation and change in the Company’s name from Horizon Bancorporation, Inc. to Manasota Group, Inc.

On May 18, 2004, the Company registered, by filing an SEC Form 8A, the Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subsequently, in November 2004, the Common Stock began trading on the OTCBB under the symbol “HZNB”.

During October 25, 1999 through September 10, 2010, the Company acted as a one-bank holding company with respect to the Bank. On September 10, 2010, when, due to significant losses incurred by the Bank during 2008-2010, the Florida Office of Financial Regulation (the “OFR”) declared the Bank to be “imminently insolvent.” The Bank was closed, with the Federal Deposit Insurance Corporation (the “FDIC”) being appointed as receiver therefor, and sold to Bank of the Ozarks.

After a series of negotiations, we entered into, on July 11, 2011, a settlement agreement with the FDIC, pursuant to which we paid the FDIC the net amount $511,000 in exchange for full ownership of the one-story, approximately 7,000 square foot building previously occupied by the Bank and now occupied by Bank of the Ozarks (the “Building”). Simultaneously, we entered into a lease with Bank of the Ozarks, which commenced retroactively to September 11, 2010 and expired on September 10, 2013. The building was subject to a mortgage held by 1st Manatee Bank, a Florida state bank with headquarters in Manatee County, with a maturity date of August 31, 2013 (the “Building Note”).

In summary, since September 11, 2010, our business has consisted of owning, maintaining and holding for rent the Building, leased to a single tenant. Accordingly, our sole source of income has consisted of rent under such lease and our net income has consisted of the net margin between such revenue and the sum of the debt service with respect to the mortgage and operating expenses.

None of our officers have been receiving any compensation since September 10, 2010. Moreover, beginning after filing the Quarterly Report on Form 10-Q for the third quarter of 2011, particularly with the advent of the requirement that our periodic reports be accompanied by Interactive Data Files pursuant to Rule 405 of Regulation S-T, the total fees payable to the accountants, legal counsel and contractors engaged to convert the reports into formats suitable for filing on EDGAR have increased to a level which exceeded our net margin. Furthermore, the Common Stock continued to trade very thinly and on a sporadic basis. Consequently, on or about December 31, 2011, the Board of Directors made the decision to temporarily suspend the Company’s filing of periodic reports under the Exchange Act beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

On April 26, 2013, we received a letter from the Office of Enforcement Liaison in the SEC’s Division of Corporation Finance. The letter informs\ed the Company that if we did not take the necessary steps to return the Company into compliance with its reporting requirements under the Exchange Act within the next fifteen days, the SEC may commence administrative proceedings to revoke our registration under the Exchange Act and impose a trading suspension with respect to the Common Stock. On May 6, 2013, we filed a letter with the SEC setting forth a plan for returning into such compliance by filing this Report on or before July 31, 2013 and all other delinquent periodic reports on or before July 31, 2013, and requesting that no such administrative proceedings or trading suspension be commenced at this time. We have since filed the Annual Report on form 10-K for fiscal 2011 and the Quarterly Reports on Form 10-Q for the first three fiscal quarters of 2012 as well as the Annual Report on form 10-K for fiscal 2012 and the first three fiscal quarters of 2013.

In early 2014, because of the expense involved, the Company once again suspended filing periodic reports under the Exchange Act commencing with the Annual Report on Form 10-K for fiscal 2013. In late 2015, after the sale of the Building, see discussion in Items 2 and 7 below, the Board of Directors decided to bring the Company into compliance with the reporting requirements under the Exchange Act by filing the Annual Reports on Form 10-K for the fiscal year ended December 31, 2013, 2014 and 2015, as well as the Quarterly Reports for all relevant interim periods through June 30, 2016.

ITEM 1A. Risk Factors

Not Applicable.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

The Company owns the Building located, at 900 53rd Avenue East, in Bradenton, which consists of approximately 7,000 square feet of interior space, four interior teller windows, four exterior drive-through teller stations and 36 parking spaces. The interior includes executive offices, work stations for support staff and safe deposit box storage areas. The total cost of the Building, including the costs of construction, landscaping, and furniture and equipment, was approximately $1.96 million, and the Company spent another approximately $40,000 to furnish certain additional space with furniture and equipment. Subsequently all furniture and equipment was taken into receivership by the FDIC. The Building was leased to Bank of the Ozarks under a net lease at $24.00 per square foot, expiring on September 10, 2013. In 2013, we recorded net rent of $131,279 with respect to the Building, compared to net rent of $174,720 in 2012.

On September 6, 2013, the Company executed a new lease with respect to the Building with 1st Manatee Bank, the holder of the Building Note. 1st Manatee Bank intended to use the Building as a branch and had applied for branch approval with the FDIC and the OFR. The approval was obtained and the initial three-year term of this lease commenced on December 6, 2013.

1st Manatee Bank extended the September 10, 2013, maturity date of the Building Note to December 10, 2013, and has informed the Company that it will enter into a multi-year mortgage note arrangement with respect to the Building effective on the date its branch application is approved.

Subsequent to December 31, 2013, as of the date of this Report, the following events are hereby reported, with respect to the Building:

•	The Building Note, with a balance of $1,470,101.11, was renewed on January 23, 2014, effective as of the date of the original modified maturity of the note at December 10, 2013. After a three month interest only period, the payments under the Building Note were fixed at P&I based on a 25 year amortization and an annual interest rate of 5.5% (with annual adjustments beginning on December 10, 2018), with a balloon payment due on December 10, 2022.. Note balance at time of renewal was $1,470,101.59.

•	For 2014 and 2015, respectively, we received rent of $148,624 and $115,055, respectively, under the three-year lease with 1st Manatee Bank.

•	The Building was sold, on September 29, 2015, to 1st Manatee Bank, for $2,100,000. After paying sales commissions and the outstanding balance on the mortgage of approximately $1,432,000, we realized approximately $538,000 in net cash proceeds and an approximately $1 million gain for income tax purposes from the sale. The gain was offset by a portion of $ 11.4 million of the Company’s net operating loss carryover as of December 31, 2015.

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Articles of Incorporation authorize us to issue up to 25,000,000 shares of the Common Stock and 1,000,000 shares of preferred stock. As of June 30, 2016, 1,809,912 shares of the Common Stock were issued, and 1,770,139 were outstanding and held by approximately 580 holders of record. No shares of preferred stock were then issued and outstanding.

Since November 2004, the Common Stock has been trading on the OTCQB Marketplace under the symbol “HZNB”. The following table sets forth the range of high and low bid information for the four quarters of 2013, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	$0.01	$0.01
June 30	$0.12	$0.01
September 30	$0.12	$0.07
December 31	$0.07	$0.01

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The following table sets forth the range of high and low bid information for the four quarters of 2012, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	$0.15	$0.03
June 30	$0.15	$0.04
September 30	$0.12	$0.04
December 31	$0.12	$0.01

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

A.       Overview

The Registrant was incorporated in the State of Florida on May 27, 1998, for the purpose of becoming a bank holding company owning all of the outstanding capital stock of Horizon Bank, a commercial bank chartered under the laws of Florida and a member of the Federal Reserve System (the “Bank”). The Bank opened for business on October 25, 1999.

As previously reported, during October 25, 1999 through September 10, 2010, the Company acted as a one-bank holding company with respect to the Bank. On September 10, 2010, due to significant losses incurred by the Bank during 2008-2010, the Florida Office of Financial Regulation (the “OFR”) declared the Bank to be “imminently insolvent.” The Bank was closed, with the Federal Deposit Insurance Corporation (the “FDIC”) being appointed as receiver therefor, and sold to Bank of the Ozarks.

Pursuant to a settlement agreement with the FDIC and a three-year lease (the “Initial Building Lease”), both entered into July 11, 2011, but effective September 11, 2010, we have owned, maintained and held for rent the Building under a lease to Bank of the Ozarks for the last two years. On September 6, 2013, we entered into a new three-year lease with 1st Manatee Bank (the “New Lease”). 1st Manatee Bank intended to operate a branch at the Building, its establishment of the branch being subject to approval by the FDIC and the OFR. 1st Manatee filed an application for regulatory approval on October 6, 2013, and received such approval as of December 6, 2013. Under the New Lease, the initial three-year term, and the tenant’s obligation to pay rent, began December 6, 2013. 1st Manatee retroactively made its December rent payment in January 2014.

As of December 31, 2013, the Building was subject, under the Building Note, to an approximately $1.5 million first lien mortgage in favor of 1st Manatee which matured on September 10, 2013 and, as reported in Item 2 above, was subsequently renewed. As of December 31, 2013, we also owed $50,000 to certain current and former directors for unsecured, payable on demand, advances made by them to the Company in 2010 (the “Advances”). The maturity date of the Building Note was extended to December 10, 2013. In addition, the monthly rental income under the New Lease did exceed the monthly debt service under the Building Note throughout 2013, as well as through 2014 and through September 2015, when the Building was sold.

On November 8, 2013, the original maturity date of the private line of credit was extended to May 8, 2014. The outstanding principal balance of the line of credit on such date was $24,560. The balance on the line of credit on December 31, 2013 was $23,560. Subsequent to December 31, 2013, on May 8, 2014, the outstanding balance of the private line of credit was repaid.

Subsequent to December 31, 2013, as of the date of this Report, the following events are hereby reported:

•	As reported under Item 2 above, the Building was sold in September 2015. Using the approximately $538,000 in net proceeds from the sale of the Building, we (a) declared and paid, on November 2, 2015, a cash dividend of $0.27 per share of Common Stock for a total of approximately $490,000 and (b) repaid the outstanding Advances and all other outstanding accounts payable. As a result, we began fiscal year 2016 with approximately $48,000 in cash.

•	Effective March 21, 2016, we sold 2,000,000 shares of Common Stock to three members of our Board of Directors (Charles S. Conoley, M. Shannon Glasgow and Barclay Kirkland, D.D.S.) and Daniel D. Dinur, for the purchase price of $.01 per share in a private placement. We intend to use the proceeds from such sale, as well as any remaining proceeds from the sale of the Building, to defray the costs of restoring the Company’s compliance with the reporting requirements under the Exchange Act.

In the wake of the Company’s sale of the Building and the subsequent distribution of the special dividend, management began to consider the future of the Company as a viable entity. In early March 2016, management decided that it would not be in the best interest of the Company and its shareholders to cease all operations and allow the Company to become defunct, similar to the overwhelming majority of the other community bank holding companies which lost their bank subsidiaries in the Great Recession. Instead, the conclusion was reached that the Company could serve as the surviving entity in a merger or other combination with an operating company, the management of which was desirous of attaining public company status for the operating company. Such combination with the right operating company would, management believed, give our shareholders a chance to recover at least some portion of their original investment in the Company by participating in the future financial results of the chosen operating company.

Because any such operating company would by definition require that, at the time of the merger, the Company is a fully-reporting public company, management resolved to undertake the effort and the expense of restoring the Company’s compliance with its reporting obligations under the Exchange Act. In the absence of cash on hand or borrowing capacity to defray the cost of such restoration, the Board of Directors inquired whether any of its members would be willing to take the risk of investing in the Company cash sufficient to effect such restoration and to keep the Company compliant through fiscal 2016, there being no assurance that the Company would be able to find the right operating company and complete a merger during 2016. Three of the members of the Board of Directors, and Daniel D. Dinur, the Company’s outside corporate counsel, did then, in March 2016, invest $20,000 in the Company by purchasing shares of Common Stock at a purchase per share which exceeded the then trading price of such stock by over 200%. Mr. Conoley also agreed to continue to serve as our President and CEO without compensation through the end of 2016.

As of the date of this Report, management is continuing in its efforts to identify a potential merger partner whose prospects for growth and other attributes would give our shareholders the optimal chance for recovering, over time, some portion of their original investment in the Company. There is no assurance that we will identify the appropriate operating company, negotiate a fair merger deal and consummate the transaction in the near future.

B.       Results of Operations

Year ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

The revenues in 2013 of $131,482 consisted of rental income under the Building Lease and a small sales tax commission of $203. By comparison, the revenues in 2012 of $174,720 consisted of rental income under the Building Lease and a small sales tax commission of $284.

Operating Expenses

We paid $83,344 in debt service with respect to the Building Note in 2013, compared to $83,922 in 2012. The increase in general administrative expenses from $55,642 in 2012 to $155,753 in 2013 was attributable mainly to increased legal and accounting expenses necessary to bring the Company into SEC compliance.

Income Tax Provision (Benefit)

We recognized a net income tax benefit in 2013 from the reversal of the valuation allowance for the deferred tax asset of approximately $850,000 based on future expected utilization of the net operating loss. This resulted in a deferred tax benefit for the year of $334,923. The current income tax benefit resulting from the operating loss was $42,460. During the year ended December 31, 2012 there was no income tax provision or benefit recognized due to utilization of the net operating loss.

Net Income

Net income increased by $234,328, from $35,440 in 2012 to $269,768 in 2013, as a result of the income tax benefit recognized offset by the operating loss for the year.

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital deficiency (total current liabilities -- which included $1,470,101 of the principal of the Building Note -- in excess of total current assets) of $1,534,396, most of such deficit being the Building Note coming due in August of 2013. We realized net income of $269,768 in 2013, compared to net income of $35,440 in 2012. The 2013 increase was attributable mainly to a realized tax benefit offset by expenses incurred to bring the Company into SEC compliance

Off Balance Sheet Arrangements

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2013 and 2012. There is no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

Recently-Issued Accounting Pronouncements

There were various updates recently issued, most of which represented updates to current accounting literature or application to specific industries, and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2013 are included as a separate section of this Report beginning on page F-i.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported, on December 12, 2012, our Audit and Compliance Committee replaced Francis & Co., CPA’s as the Company’s independent registered public accounting firm, and appointed Pender Newkirk, LLP as the Company’s new independent registered public accounting firm to conduct the audit of our financial statements for the fiscal year ended December 31, 2011, and for the periods thereafter. Effective January 1, 2013, Pender Newkirk, LLP merged into Warren Averett, LLC.

Subsequent to December 31, 2013, as previously reported, effective March 22, 2016, the Company engaged Goldstein Schechter Koch, PA (“GSK”), as its principal accountant to audit the Company’s financial statements for the fiscal years ending December 31, 2013, 2014 and 2015. Warren Averett, LLC (“Warren Averett”) had last acted as the Registrant’s principal accountant for the fiscal year ending December 31, 2012. The Company decided, by action of the Audit Committee of its Board of Directors, not to renew such firm’s engagement going forward.

Warren Averett’s report on our financial statements for either of the past two fiscal years or for the fiscal years ended December 31, 2011 and 2012, did not contain an adverse opinion, a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principle. By the same token, there were no disagreements during such periods, or during the subsequent interim period preceding March 22, 2016, between the Company and Warren Averett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company has not consulted with GSK during its two most recent fiscal years, or during any subsequent interim period prior to its appointment as the principal accountant, either with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that GSK concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. During the last quarter of 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted, during the last quarter of 2013, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the COSO framework criteria.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2013 included in this Report were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2013 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fourth quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. Other Information

None

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, as well a key employee, and their ages, as of June 30, 2016:

Name	Age	Position
Charles S. Conoley	57	Director, President and Chief Executive Officer
Michael Shannon Glasgow	47	Director
Barkley Kirkland, DDS	71	Director
Bruce E. Shackelford	58	Director
Clarence R. Urban	70	Director
Kathleen M. Jepson	67	Chief Financial Officer

Biographical Information Concerning Directors.

Charles S. Conoley has served as a director of the Company since June 15, 2012; as a Class II director of the Company since May 11, 2009 and as a Class I director of the Company from October 2, 1998 to May 11, 2009. Mr. Conoley has served as the President and Chief Executive Officer of the Company since October 2, 1998, and served as a director and President and Chief Executive Officer of the Bank from October 25, 1999 to September 10, 2012. Mr. Conoley is currently employed as Vice-President; Commercial Lending Office for 1st Manatee Bank in Parrish, Florida. From 1993-1998, he was a Vice President and commercial loan officer for American Bank in Bradenton, Florida. Prior to that he was employed as a senior executive for affiliates of Barnett Bank in Miami and Bradenton, Florida. Mr. Conoley received his MBA in Finance and Accounting from Indiana University in Bloomington, Indiana and his undergraduate degree from Purdue University.

Michael Shanon Glasgow has served as a Director of the Company since June 15, 2012; as a Class I director of the Company since October 2, 1998, and served as a director of the Bank from October 25, 1999 to September 10, 2012. He is employed with USA Steel Fence, Inc., a commercial and residential fence company that has operations in Bradenton, Lakeland, Gibsonton, Englewood and St. Petersburg, Florida, and serves as its President. Mr. Glasgow is also the owner of USA Land Company, and USA Used Cars, all of Bradenton, Florida. He also serves as Vice President for USA Group, Inc. and USA Real Estate, also of Bradenton, Florida.

Barclay Kirkland, DDS, has served as a Director of the Company since June 15, 2012; as a Class I director of the Company since May 18, 2000, and served as a director of the Bank from February 2001 to September 10, 2012. He is in private practice in Bradenton, Florida. He is a member of the American Academy of Peridontology and the American Academy of Anti-Aging Medicine, and is active in Rotary International.

Bruce E. Shackelford has served as a Director of the Company since June 15, 2012; as a Class I director of the Company since October 2, 1998, and served as a director of the Bank from October 25, 1999 to September 10, 2012. He serves as President of Four Star Tomato, Inc., R&S Sales and Management, Inc. and Western Tomato Growers & Shippers, Inc., all companies engaged in food production and distribution. He is also the general partner of Triple-S Farms, a farming operation.

Clarence R. Urban has served as a Director of the Company since June 15, 2012; as a Class II director of the Company since May 20, 2004 and as a Class III director of the Company from October 2, 1998 to May 20, 2004. He served as a director of the Bank from October 25, 1999 to September 10, 2012. He served as Chairman of the Company’s Board of Directors from October 2, 1998, to September 17, 2003, and as Chairman of the Bank’s Board of Directors from October 25, 1999, to September 17, 2003. He is a retired businessman.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors. All directors, except for Charles S. Conoley, are “independent” as defined in the listing standards of NASDAQ Global Market.

During 2013, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has a standing Audit and Compliance Committee but no standing compensation committee or nominations and governance committee. The Charter for the Audit and Compliance Committee was filed with the SEC on May 13, 2003.

As of December 31, 2013, the Audit and Compliance Committee consisted of Bruce E. Shackleford, who served as the Chairman, Michael S. Glasgow and Clarence R. Urban. The Audit and Compliance Committee’s duties, which are specified in its Charter, include, but are not limited to:

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

Legal Proceedings

As of June 30, 2016, there was no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2013.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our President and Chief Executive Officer:

Name and Principal Position (a)	Year (b)		Salary (c)	Bonus (d)		Stock Awards (e)		Option Awards (f)		Non-Equity Incentive Plan Compensation (g)		Non-qualified Deferred Compensation Earnings (h)		All Other Compensation (i)		Total (j)
Charles S. Conoley. President and CEO of the Company	2013 2012	$ $	0 0	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

Outstanding Equity Awards at Fiscal Year-End

No equity awards were outstanding at December 31, 2013.

Employment Agreements

Charles S. Conoley has served as the Company’s President and Chief Executive Officer since its inception. Biographical information about Mr. Conoley is set forth above in the segment containing information about the Company’s directors and executive officers. Effective January 1, 2009, Mr. Conoley, the Company and the Bank entered into a three-year employment agreement, which was terminated by mutual consent effective April 20, 2012. Mr. Conoley serves the Company with no compensation.

Kathleen M. Jepson has served as the Company’s Senior Vice President and Chief Financial Officer since January 31, 2005. Ms. Jepson has over twenty years banking experience, for the five years prior to 2005 with Pelican Financial, Inc., Ann Arbor, Michigan. Ms. Jepson now works as a contract (hourly) employee for the Company, acting as its Acting Chief Financial Officer.

Director Compensation

None of the Directors received any compensation during 2013.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Owners of More than 5% of the Common Stock:

The following table shows all persons whom we know to be “beneficial owners” of more than five percent of the Common Stock as of June 30, 2016.*

Name and Address of Beneficial Owner	Number of Shares		Percent of Class(1)
Charles S. Conoley 410 68th Ct. N.W. Bradenton, Florida 34209	592,995	(2)	15.73%

Daniel D. Dinur 6400 Powers Ferry Road, Suite 396 Atlanta, GA 30339	507,000		13.45%

Michael Shannon Glasgow 1209-44th Avenue East Bradenton, Florida 34203	502,325	(3)	13.32%

Barclay Kirkland, D.D.S. 2109-59th Street West Bradenton, Florida 34209	551,899	(4)	14.64%

*	Information relating to beneficial ownership of the Common Stock is based upon “beneficial ownership” concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1) The percentages are based on 3,770,139 shares of Common Stock outstanding on June 30, 2016, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of June 30, 2016, by exercise of options and/or warrants.

(2) Includes 3,500 shares held as custodian for Max Conoley and 3,200 shares held as custodian for Alexandra Conoley, as to which Mr. Conoley disclaims beneficial ownership. Also includes 14,300 shares owned jointly with Mr. Conoley’s wife.

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

Share Ownership of Directors and Executive Officer

The following chart shows the number of shares of the Common Stock that each executive officer, director and nominee for director of the Company beneficially owns, and the total shares of the Common Stock that such persons own as a group as of June 30, 2016:

Name and Address of Beneficial Owner	Number of Shares		Percent of Class(1)
Charles S. Conoley 410 68th Court N.W. Bradenton, Florida 34209	592,995	(2)	15.73%

Michael Shannon Glasgow 1209-44th Avenue East Bradenton, Florida 34203	502,325	(3)	13.32%

Barclay Kirkland, D.D.S. 2109-59th Street West Bradenton, Florida 34209	551,899	(4)	14.64%

Bruce E. Shackelford P. O. Box 91 Ellenton, Florida 34222	17,958	(5)	.48%

Clarence R. Urban 2108 Whitfield Park Loop Sarasota, Florida 34243	78,707	(6)	2.09%

All directors, nominees and named executive officers as a group	1,743,884		46.26%

*	Information relating to beneficial ownership of the Common Stock is based upon “beneficial ownership” concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(1)       The percentages are based on 3,770,139 shares of Common Stock outstanding as of June 30, 2016, plus shares of Common Stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of June 30, 2016, by exercise of options and/or warrants. The percentage total differs from the sums of the individual percentages due to the differing denominators with respect to each calculation.

(2)       Includes 3,500 shares held as custodian for Max Conoley and 3,200 shares held as custodian for Alexandra Conoley, as to which Mr. Conoley disclaims beneficial ownership. Also includes 14,300 shares owned jointly with Mr. Conoley’s wife.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

As reported in Item 7 above, as of December 31, 2013, certain current and former directors were owed $50,000 of Advances, $40,000 of which did not yield interest and were payable on demand, and $10,000 of which bore interest at the rate of 3.25% per annum. The obligees and the amounts owed to them as of December 31, 2013, as Advances were as follows:

Name	Amount
Charles S. Conoley	$15,000.00
Estate of C. Donald Miller, Jr.	5,000.00
Michael Shannon Glasgow	5,000.00
Barclay Kirkland, DDS	5,000.00
Estate of David K. Scherer	5,000.00
Elizabeth Thomason, DMD	5,000.00
Mary Ann P. Turner	5,000.00
Clarence R. Urban	5,000.00
Total	$50,000.00

As reported in Item 7 above, all Advances were repaid in October 2015 from the proceeds of sale of the Building.

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

ITEM 14. Principal Accountant Fees and Services

Warner Averett served as our independent registered public accounting firm for the fiscal periods ended December 31, 2012. GSK served as our independent registered public accounting firm for the fiscal periods ended December 31, 2013.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-Q. The aggregate amount of the audit fees billed by Warren Averett for 2012 was $14,000. Audit fees billed by GSK for 2013 were $10,000.

Audit-related Fees

No audit-related fees were billed by Warren Averett for 2012 or GSK for 2013.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns and related compliance. No tax fees were billed by either Warren Averett for 2012 or GSK for 2013.

All Other Fees

None

Audit and Compliance Committee

Our board of directors and Audit and Compliance Committee approved the services rendered and fees charged by our independent auditors. The Audit and Compliance Committee has reviewed and discussed our audited financial statements for the years ended December 31, 2012 and 2013 with our management. In addition, the Audit and Compliance Committee has discussed the financial statements for 2012 and 2013 with Warren Averett and GSK as required under PCAOB standards.

Based on the Audit and Compliance Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit and Compliance Committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Articles of Incorporation. (1)
3.2	Amended and Restated By-Laws. (2)
31.1	Certifications of Chief Executive Officer required by Rule 13(a)-14(a).
31.2	Certifications of Chief Financial Officer required by Rule 13(a)-14(a).
32.1	Certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

_________________

(1)	Incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 15, 2012.
(2)	Incorporated herein by reference to Exhibit 2.2 to Registration Statement on Form SB-1 (File No. 333-71773), filed on February 9, 1999.

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

Date: October 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Charles S. Conoley	President, Chief Executive Officer and Director	October 7, 2016
Charles S. Conoley

/S/ Michael Shannon Glasgow	Director	October 7, 2016
Michael Shannon Glasgow

/S/ Barclay Kirkland, DDs	Director	October 7, 2016
Barclay Kirkland, D.D.S.

/S/ Bruce E. Shackelford	Director	October 7, 2016
Bruce E. Shackelford

/S/ Clarence R. Urban	Director	October 7, 2016
Clarence R. Urban

MANASOTA GROUP, INC.

F/k/a horizon bancorporation, inc.

BRADENTON, FLORIDA

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2013 AND 2012

F-i

F-ii

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Manasota Group, Inc.
(f/k/a Horizon Bancorporation, Inc.)

We have audited the accompanying balance sheets as of Manasota Group, Inc. (f/k/a Horizon Bancorporation, Inc.) as of December 31, 2012, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2012. Manasota Group, Inc. (f/k/a Horizon Bancorporation, Inc.)’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manasota Group, Inc. (f/k/a Horizon Bancorporation, Inc.) as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Warren Averett, LLC

Tampa, Florida

July 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Manasota Group, Inc.

We have audited the accompanying balance sheet of Manasota Group, Inc. as of December 31, 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013. Manasota Group, Inc.’s. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Manasota Group, Inc. as of December 31, 2012 were audited by other auditors, whose report dated July 18, 2013, expressed an unqualified opinion.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manasota Group, Inc. as of December 31, 2013, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company sold its significant operating asset and has subsequently has had no operating activity and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Schechter Koch P.A.

Fort Lauderdale, Florida

October 7, 2016

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Balance Sheets

	As of December 31,
	2013	2012
ASSETS

Cash	$758	$24,135
Property	1,148,462	1,176,350
Other assets	10,002	7,223
Deferred tax asset, net	377,383	0
Total Assets	$1,536,605	$1,207,708
LIABILITIES & SHAREHOLDERS’ (DEFICIT)
Liabilities:

Accrued expenses	$41,584	$923
Note payable	1,470,101	1,485,193
Line of Credit	23,560	0
Advances from related parties	50,000	40,000
Total Liabilities	1,585,245	1,526,116
Shareholders’ /(Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued outstanding at December 31, 2013 and 2012	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Retained (deficit)	(10,015,560)	(10,285,328)
	430,753	160,985
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders’ (Deficit)	(48,640)	(318,408)
Total Liabilities and Shareholders’ (Deficit)	$1,536,605	$1,207,708

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA
Statements of Operations

	Year Ended December 31,
	2013	2012
Operating Income
Rental income	$131,279	$174,720
Other miscellaneous income	203	284
Total operating income	131,482	175,004
Operating Expenses
Interest expense on note	83,344	83,922
General administrative expenses	155,753	55,642
Settlement expense	0	0
Total operating expenses	239,097	139,564
INCOME/(LOSS) BEFORE INCOME TAX PROVISION	(107,615)	35,440
Income tax provision/(benefit)	(377,383)	0

NET INCOME	$269,768	$35,440
NET INCOME PER BASIC AND DILUTED SHARE	$0.15	$0.02
Weighted average number of shares outstanding:
Basic and Diluted	1,770,139	1,770,139

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA
Statements of Changes in Shareholders’ Equity/(Deficit)
For the years ended December 31, 2013 and 2012

	Common Stock
			Paid in	Retained	Treasury
	Shares	Par Value	Capital	Earnings/(Deficit)	Stock	Total
Balance December 31 , 2011	1,809,912	$18,099	$10,428,214	$(10,320,768)	$(479,393)	$(353,848)

Net income				35,440		35,440
Balance December 31 , 2012	1,809,912	$18,099	$10,428,214	$(10,285,328)	$(479,393)	$(318,408)

Net income				269,768		269,768
Balance December 31, 2013	1,809,912	$18,099	$10,428,214	$(10,015,560)	$(479,393)	$(48,640)

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA
Statements of Cash Flows

	2013	2012
Net income/(loss)	$269,768	$35,440
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Amortization of loan cost	2,223	4,445
Depreciation	27,889	27,889
Change in deferred tax asset	(377,383)
Changes in operating assets & liabilities:
Other assets	(5,003)	(5,000)
Accrued expenses	40,661	0
Net cash provided/(used) by operating activities	(41,845)	62,774

Cash flows from financing activities:
Payment on related party advances	0	(31,000)
Proceeds from advance from related party	10,000
Payment on note payable	(15,092)	(28,507)
Proceeds from Line of Credit	23,560	0
Net cash provided/(used) by financing activities	18,468	(59,507)

Net (decrease)/increase in cash	(23,377)	3,267
Cash beginning of year	24,135	20,868
Cash end of year	$758	$24,135

Supplemental disclosure of cash flow information:
Interest paid	$83,344	$83,922

The accompanying notes are an integral part of these financial statements

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2013 and 2012

Note 1 - Organization and Summary of Significant Accounting Policies

MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPOTION, Inc, Bradenton, Florida (the “Company”) was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the “Bank”).  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. The FDIC sold the Bank to the Bank of the Ozarks. The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations. As of the date of this Report, the Company’s sole asset is the building located at 900 53rd Ave E, Bradenton, FL. The building was leased to Bank of the Ozarks under a 3-year lease which expired on September 10, 2013. Subsequently the building was leased to 1st Manatee Bank in December of 2013 under a three year lease with an option to purchase.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of December 31, 2013 and 2012 there were 1,809,912 shares Company’s common stock issued outstanding.   As of December 31, 2013 and 2012 the Company held 39,773 shares of treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company’s Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.   As of December 31, 2013 and 2012, there was no designated preferred stock and no shares issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of December 31, 2013, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. The Company did not have any interest-bearing accounts at December 31, 2013 and 2012, respectively.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2013 and 2012

Property. The Company’s property consists of land, a building and building improvements and is stated at cost. The straight-line method is used in computing depreciation over the estimated useful lives of the building and improvements of 10 to 40 years. Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the current earnings.

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount. There were no impairment charges for the years ended December 31, 2013 and 2012 related to these long-lived assets.

Line of Credit. The Company secured private financing of a $25,000 line of credit, to cover legal and administrative costs. The rate of interest associated with this line of credit is Prime Rate, as such rate is published from time to time. The line of credit matured on May 8, 2014.

Income Taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company is no longer subject to examination by U.S. taxing authorities for years prior to 2010.

Sales Taxes. Amounts collected on behalf of governmental authorities for sales taxes and other similar taxes are reported on a net basis.

Revenue Recognition. The Company recognizes its rental revenues based on the terms on its signed lease with tenant on a straight-line basis.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2013 and 2012

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

Subsequent Events. Management has evaluated subsequent events through October 7, 2016, the date the financial statements were issued.

Note 2 – Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) will have a material impact on the Company’s financial statements.

Note 3 – Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company sold its significant operating asset and has had no operating activity subsequent to September 29, 2015. There are no assurances that the Company will be able, in the next twelve months, to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company and, if successful in such consummation, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) otherwise obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the Company’s current working capital requirements and to retire existing liabilities and obligations, if any, on a timely basis.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

If, during the next twelve months, a business combination is not consummated and no additional operating capital is received, the Company will be forced to rely on existing cash on hand and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, who have no legal obligation to provide any further funding, the Company may not continue its operations.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2013 and 2012

Note 4 - Property

	December 31
	2013	2012
Land	$395,035	$395,035
Building & building improvements	1,104,951	1,104,951

Property, gross	1,499,986	1,499,986
Deduct:
Accumulated depreciation	(351,524)	(323,636)

Property, net	$1,148,462	$1,176,350

The building serves as collateral on the note disclosed in note 4.

Depreciation expense for each of the years ended December 31, 2013 and 2012 amounted to $27,889.

Note 5 – Line of Credit – Related Party

During 2013, the Company secured private financing of a $25,000 line of credit from a legal firm owned by a shareholder. The line is unsecured and bears interest at prime rate 3.25% at December 31, 2013 and 2012 respectively. The line matured on May 8, 2014 and was paid off in full.

Note 6 – Long Term Debt

The Company’s long term debt consists of a mortgage note with a financial institution. The note was amended in July 2012. The note bears interest at 5.50%, and required monthly payments of principal and interest of $9,369 through July 2013 and the remaining balance and accrued interest due August 2013. In August of 2013 the Company entered into negotiations to renew the note during which the Company paid interest only on the note. The debt is secured by the building and an assignment of leases arising from the operation of the building. At December 31, 2013 and 2012, the outstanding balance on the note was $1,470,101 and $1,485,193 respectively.

As further disclosed in Note 10, in September 2015, the Company sold the building and paid off the remaining mortgage balance.

Note 7 - Related Party Transactions

The Company’s former directors and a partnership related to certain former directors advanced funds to the Company in 2010. These advances were unsecured, are due on demand and do not bear interest. Mr. Conoley advanced the Company $10,000 in the fourth quarter of 2013. This advance has an interest rate of 3.25% (Published prime rate at that time). The total balance of the advances from related parties at December 31, 2013 and 2012 was $50,000 and $40,000, respectively.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2013 and 2012

Note 8 – Leasing Activities

The Company leases its building to one tenant under an operating lease that expired in September 2013. Subsequent to the expiration of that lease the Company entered into a new three year lease with a different tenant with lease payments of $12,320 per month to be paid beginning in January, 2014 with the December, 2013 payment being made in January.

Note 9 – Provision for Federal & State Income Taxes

The company’s provision (benefit) for income taxes was as follows:

	2013	2012
Current
Federal	(36,548)	—
State	(5,912)	—
	(42,460)	—
Deferred
Federal	(288,288)	—
State	(46,635)	—
	(334,923)

Total	(377,383)	—

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2013	2012
Income tax provision/(benefit) at statutory rate:	(36,548)	12,050
Increase (decrease) in income tax due to:
State income taxes net	(5,912)	1,286
Other adjustments	(174)	—
Change in Valuation Allowance	(334,749)	(13,336)
	(377,383)	0

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2013 and 2012

Net deferred tax assets and liabilities were comprised of the following:

	2013	2012
Long-term deferred tax assets (liabilities)
Fixed assets	(11,321)	(11,494)
Net Operating Loss	4,533,876	4,491,415
Total deferred tax asset	4,522,555	4,479,921

Valuation Allowance	(4,145,172)	(4,479,921)
	377,383	0

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As of December 31, 2013, based upon the levels of historical taxable income and projections of future taxable income over which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not be able to realize the benefits of some of these deductible differences.  Accordingly, a valuation allowance of approximately $4,145,000 has been provided in the accompanying financial statements as of December 31, 2013. The 2013 net change in valuation allowance related to deferred tax assets was an increase of $985,000 primarily relating to net operating loss carryforwards used in future periods.

At December 31, 2013, the Company has federal and state tax net operating loss carryforwards of approximately $11,400,000 and $11,371,000, respectively.  The federal tax loss carryforward will expire through 2031, unless previously utilized.  The state tax loss carryforward will expire through 2029, unless previously utilized.

Note 10 – Subsequent Events

On September 29, 2015, the Company completed the sale of the building and land to the lessee for a total sale price of $2,100,000. The Company recognized a gain on the sale of approximately $1.0 million. At the time of the sale, the Company paid off the principal balance of the mortgage note secured by the property and accrued interest totaling approximately $1,432,000.

In October 2015, the Board of Directors declared a dividend of $0.27 per share totaling approximately $480,000. The dividend was paid in November 2015.

Effective March 21, 2016, the Company issued an aggregate of 2,000,000 shares of the Company’s Common Stock, $.01 par value, to four existing shareholders for the purchase price of $.01 per share. The total consideration received by the Company was $20,000 in cash.