Form 10-Q
period 2014-09-30
Manasota Group, Inc.
filed 2016-10-11
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Cash	$2,783	$758
Property (net of accumulated depreciation of $372,441 and $351,524 respectively)	1,127,545	1,148,462
Other assets	50	10,002
Deferred tax asset, net	377,383	377,383
Total Assets	$1,507,761	$1,536,605

LIABILITIES & SHAREHOLDERS’(DEFICIT)

Liabilities:
Accrued expenses	$15,826	$41,584
Note payable	1,456,684	1,470,101
Line of credit	10,000	23,560
Advances from related parties	50,000	50,000
Total Liabilities	1,532,510	1,585,245
Shareholders’ (Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at September 30, 2014 and December 31, 2013.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Accumulated (deficit)	(9,991,669)	(10,015,296)
	454,644	430,753
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders’ (Deficit)	(24,749)	(48,604)
Total Liabilities and Shareholders’ (Deficit)	$1,507,761	$1,536,605

The accompanying notes are an integral part of these financial statements.

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Income
Rental income	$36,960	$33,984	$111,665	$121,343
Other miscellaneous income	60	45	176	188
Total operating income	37,020	34,029	111,841	121,531
Operating Expenses
Interest expense on note	20,537	23,583	56,667	64,707
General administrative expenses	9,704	45,761	31,283	120,154
Total operating expenses	30,241	69,344	87,950	184,861
Income/(loss) before income taxes	6,779	(35,315)	23,891	(63,330)
Income tax provision/(benefit)	0	0	0	0

NET (LOSS)/INCOME	$6,779	$(35,315)	$23,891	$(63,330)
NET (LOSS)/INCOME PER BASIC AND DILUTED SHARE	$0.00	$(0.02)	$0.01	$(0.04)
Weighted average number of shares outstanding:
Basic and Diluted	1,779,139	1,779,139	1,779,139	1,779,139

The accompanying notes are an integral part of these financial statements.

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC

Statements of Cash Flows (Unaudited)

	Nine Months ended September 30
	2014	2013
Cash flow from operating activities:
Net cash provided (used) by operating activities	$29,002	$(20,147)

Cash flow from investing activities:
Net cash provided by investing activities	0	0

Cash flow from financing activities:
Payment on note payable	(13,417)	(15,092)
Payment on related party advances	0	0
Line of credit	(13,560)	15,110
Net cash provided (used) provided by financing activities	(26,977)	18

Net change in cash	2,025	(20,129)
Cash beginning of period	758	24,135
Cash end of period	$2,783	$4,006

Supplemental disclosure of cash flow information:
Interest paid	$56,667	$64,707

The accompanying notes are an integral part of these financial statements.

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Note 1 – Basis of Presentation

The financial information for MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPORATION, Inc, Bradenton, Florida (the “Company”) as of September 30, 2014 and for the nine and three months ended September 30, 2014 and 2013 is unaudited but includes all adjustments, which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and ,therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2013. Operating results for the nine and three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of September 30, 2014 and December 31, 2013, there were 1,809,912 shares Company’s common stock issued outstanding, 39,773 shares of which were held as treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company’s Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.   As of September 30, 2014 and December 31, 2013, there was no designated preferred stock and no shares issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of September 30, 2014, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. The Company did not have any interest-bearing accounts at September 30, 2014 or December 31, 2013, respectively.

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

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount. There were no impairment charges for the periods ended September 30, 2014 and December 31, 2013 related to these long-lived assets.

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

As of September 30, 2014, the Building was subject to an approximately $1.456 million first lien mortgage in favor of 1st Manatee (the “Building Note”). As of September 30, 2014, we also owed $50,000 to certain current and former directors for unsecured, payable on demand for advances made by them to the Company in 2010 (the “Advances”). The monthly rental income under the New Lease did exceed the monthly debt service under the Building Note during this three-month period, as well as through the rest of 2014 and through September 2015, when the Building was sold.

Subsequent to September 30, 2014, as of the date of this Report, the following events are hereby reported:

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

Results of Operations.

Overall Net Income.

The Company reported net income of $23,891 for the nine months ended September 30, 2013, compared to a net loss of $63,330 for the nine months ended September 30, 2013. This difference was attributable partially to a decrease of $10,000 in rent payments as the lease to Bank of the Ozarks expired during the period in 2013. The Company also experienced decreased expenses during the period in 2014 for professional fees of approximately $85,000, as the Company worked toward restoring its status as a fully reporting public company in 2013 and not having to do so in 2014. Basic and diluted gains per share for the nine months ended September 30, 2014 were $0.01. Basic and diluted losses per share were $0.04 for the nine months ended September 30, 2013.

The Company reported net income of $6,779 for the three months ended September 30, 2014, compared to a net loss of $35,315 for the three months ended September 30, 2013. As stated above, this difference was attributable to a decrease in rental income offset by decreased professional fees for the period. Basic and diluted earnings per share were negligible for the three months ended September 30, 2014. Basic and diluted losses per share for the three months ended September 30, 2013 were $0.02.

Total Assets.

As of September 30, 2014, total assets of the Company were $1,507,761 compared to $1,536,605 at December 31, 2013, a decrease of $28,844. This decrease is primarily due to repayments on note principal and decreased rental revenues.

Liquidity & Capital Resources

As of September 30, 2014, we had a working capital deficiency (total current liabilities -- which included $1,456,684 of the principal of the Building Note -- in excess of total current assets) of $1,513,901. We realized net income of $23,891 for the nine months ended September 30, 2014, compared to a net loss of $63,330 for the nine months ended September 30, 2013.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days preceding the filing of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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