Form 10-Q
period 2015-03-31
Manasota Group, Inc.
filed 2016-10-11
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
Cash	$8,921	$4,214
Property	1,113,600	1,120,573
Other assets	50	50
Deferred tax asset, net	365,352	365,352
Total Assets	$1,487,923	$1,490,189

LIABILITIES & SHAREHOLDERS’ DEFICIT

Liabilities:
Accrued expenses	$18,831	$18,831
Note payable	1,442,219	1,449,609
Line of Credit	0	3,000
Advances from related parties	50,000	50,000
Total Liabilities	1,511,050	1,521,440
Shareholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at March 31, 2015 and December 31, 2014.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Accumulated deficit	(9,990,047)	(9,98,171)
	456,266	448,142
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders’ Deficit	(23,127)	(31,251)
Total Liabilities and Shareholders’ Deficit	$1,487,923	$1,490,189

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Statements of Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Income
Rental income	$38,093	$37,745
Other miscellaneous income	61	56
Total operating income	38,154	37,801
Operating Expenses
Interest expense on note	19,903	15,498
General administrative expenses	10,125	11,666
Total operating expenses	30,028	27,164
INCOME BEFORE INCOME TAX PROVISION	8,126	10,637
Income tax provision	0	0

NET INCOME	$8,126	$10,637

NET EARNINGS PER BASIC AND DILUTED SHARE	$0.00	$0.01
Weighted average number of shares outstanding:
Basic and Diluted	1,770,139	1,770,139

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC

Statements of Cash Flows (Unaudited)

	Three Months ended March 31
	2015	2014
Cash flow from operating activities:
Net cash provided by operating activities	$15,098	$3,804

Cash flow from investing activities:
Net cash provided by investing activities	0	0

Cash flow from financing activities:
Payment on note payable	(7,391)	0
Payment on line of credit	(3,000)	(3,000)
Net cash (used) by financing activities	(10,391)	(3,000)

Net change in cash	4,707	804
Cash beginning of period	4,214	758
Cash end of period	$8,921	$1,562

Supplemental disclosure of cash flow information:
Interest paid	$19,903	$15,498

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Note 1 – Basis of Presentation

The financial information for MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPORATION, Inc, Bradenton, Florida (the “Company”) as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited but includes all adjustments, which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and ,therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 - Organization and Summary of Significant Accounting Policies

MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPORATION, Inc, Bradenton, Florida (the “Company” or “we”) was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the “Bank”).  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. The FDIC sold the Bank to the Bank of the Ozarks. The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations. After September 10, 2010, the Company’s business consisted of owning, maintaining and holding for lease its sole asset, an approximately 7,000 square foot office building located at 900 53rd Ave E, Bradenton, FL (the “Building”). The Building was leased to Bank of the Ozarks under a 3-year lease which expired on September 10, 2014. Subsequently the Building was leased to 1st Manatee Bank in December of 2014 under a three year lease with an option to purchase.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of March 31, 2015 and December 31, 2014, there were 1,809,912 shares Company’s common stock issued outstanding, 39,773 shares of which were held as treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company’s Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.   As of March 31, 2015 and December 31, 2014, there was no designated preferred stock and no shares issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of March 31, 2015, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. The Company did not have any interest-bearing accounts at March 31, 2015 or December 31, 2014, respectively.

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

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount. There were no impairment charges for the periods ended March 31, 2015 and December 31, 2014 related to these long-lived assets.

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

Pursuant to a settlement agreement with the FDIC and a three-year lease (the “Initial Building Lease”), both entered into July 11, 2011, but effective September 11, 2010, we have owned, maintained and held for rent the Building under a lease to Bank of the Ozarks for the last two years. On September 6, 2014, we entered into a new three-year lease with 1st Manatee Bank (the “New Lease”). 1st Manatee Bank intended to operate a branch at the Building, its establishment of the branch being subject to approval by the FDIC and the OFR. 1st Manatee filed an application for regulatory approval on October 6, 2014, and received such approval as of December 6, 2014. Under the New Lease, the initial three-year term, and the tenant’s obligation to pay rent, began December 6, 2014. 1st Manatee retroactively made its December rent payment in January 2015.

As of March 31, 2015, the Building was subject to an approximately $1.442 million first lien mortgage in favor of 1st Manatee (the “Building Note”). As of March 31, 2015, we also owed $50,000 to certain current and former directors for unsecured, payable on demand for advances made by them to the Company in 2010 (the “Advances”). The monthly rental income under the New Lease did exceed the monthly debt service under the Building Note during this three-month period, as well as through the rest of 2015 and through September 2015, when the Building was sold.

Subsequent to March 31, 2015, as of the date of this Report, the following events are hereby reported:

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

Results of Operations.

Overall Net Income.

The Company reported net income of $8,126 for the quarter ended March 31, 2015, compared to net income of $10,637 for the quarter ended March 31, 2014. This decrease in net income of $2,511 was attributable to increased interest expense offset by increased rent expense. Basic & diluted earnings per share were negligible for the three months ended March 31, 2015. Basic & diluted earnings per share were $0.01 for the three months ended March 31, 2014.

Total Assets.

As of March 31, 2015, total assets of the Company were $1,487,923 compared to $1,490,189 at December 31, 2014, a decrease of $2,266.

Liquidity & Capital Resources

As of March 31, 2015 we had a working capital deficiency (total current liabilities -- which included $1,442,219 of the principal of the Building Note -- in excess of total current assets) of $1,501,229. We realized net income of $8,126 for the three months ended March 31, 2015, compared to net income of $10,637 for the three months ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days preceding the filing of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2015.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

There have been no material changes to the pending legal proceedings to which the Company or the Bank is a party since the filing of the Registrant’s Form 10-K for the year ended December 31, 2014.

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