Form 10-Q
period 2015-06-30
Manasota Group, Inc.
filed 2016-10-11
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Cash	$6,694	$4,214
Property (net of accumulated depreciation of $393,358 and $379,413 respectively)	1,106,628	1,120,573
Other assets	50	50
Deferred tax asset, net	365,352	365,352
Total Assets	$1,478,724	$1,490,189

LIABILITIES & SHAREHOLDERS’(DEFICIT)

Liabilities:
Accrued expenses	$18,804	$18,831
Note payable	1,435,164	1,449,609
Line of Credit	0	3,000
Advances from related parties	40,000	50,000
Total Liabilities	1,493,968	1,521,440
Shareholders’ (Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at June 30, 2015 and December 31, 2014.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Accumulated (deficit)	(9,982,164)	(9,998,171)
	464,149	448,142
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders’ (Deficit)	(15,244)	(31,251)
Total Liabilities and Shareholders’ (Deficit)	$1,478,724	$1,490,189

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Income
Rental income	$38,049	$36,960	$76,141	$74,704
Other miscellaneous income	105	60	166	116
Total operating income	38,154	37,020	$76,307	74,820
Operating Expenses
Interest expense on note	20,238	20,633	40,142	36,130
General administrative expenses	10,033	9,912	20,157	21,578
Total operating expenses	30,271	30,545	60.299	57,708
INCOME/(LOSS) BEFORE INCOME TAX PROVISION	7,883	6,475	16,008	17,112
Income tax provision/(benefit)	0	0	0	0

NET INCOME/(LOSS)	$7,883	$6,475	$16,008	$17,112
NET EARNINGS/(LOSS) PER BASIC AND DILUTED SHARE	$(0.00)	$(0.00)	$0.01	$0.01
Weighted average number of shares outstanding:
Basic and Diluted	1,779,139	1,779,139	1,779,139	1,779,139

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC

Statements of Cash Flows (Unaudited)

	Six Months ended June 30
	2015	2014
Cash flow from operating activities:
Net cash provided by operating activities	$29,925	$15,251

Cash flow from investing activities:
Net cash provided by investing activities	0	0

Cash flow from financing activities:
Payment on note payable	(14,445)	(6,661)
Payment on related party advances	(10,000)	0
Line of credit repayment	(3,000)	(5,000)
Net cash (used) by financing activities	(27,445)	(11,661)

Net change in cash	2,480	3,590
Cash beginning of period	4,214	758
Cash end of period	$6,694	$4,348

Supplemental disclosure of cash flow information:
Interest paid	$40,142	$36,130

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Note 1 – Basis of Presentation

The financial information for MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPORATION, Inc, Bradenton, Florida (the “Company”) as of June 30, 2015 and for the six and three months ended June 30, 2015 and 2014 is unaudited but includes all adjustments, which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and ,therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2014. Operating results for the six and three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of June 30, 2015 and December 31, 2014, there were 1,809,912 shares Company’s common stock issued outstanding, 39,773 shares of which were held as treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company’s Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.   As of June 30, 2015 and December 31, 2014, there was no designated preferred stock and no shares issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of June 30, 2015, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. The Company did not have any interest-bearing accounts at June 30, 2015 or December 31, 2014, respectively.

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

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount. There were no impairment charges for the periods ended June 30, 2015 and December 31, 2014 related to these long-lived assets.

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

As previously reported, during October 25, 1999 through September 10, 2010, the Company acted as a one-bank holding company with respect to the Bank. On September 10, 2010, due to significant losses incurred by the Bank during 2008-2010, the Florida Office of Financial Regulation (the “OFR”) declared the Bank to be “imminently insolvent.” The Bank was closed, with the Federal Deposit Insurance Corporation (the “FDIC”) being appointed as receiver there for, and sold to Bank of the Ozarks.

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

As of June 30, 2015, the Building was subject to an approximately $1.435 million first lien mortgage in favor of 1st Manatee (the “Building Note”). As of June 30, 2015, we also owed $50,000 to certain current and former directors for unsecured, payable on demand for advances made by them to the Company in 2010 (the “Advances”). The monthly rental income under the New Lease did exceed the monthly debt service under the Building Note during this three-month period, as well as through the rest of 2015 and through September 2015, when the Building was sold.

Subsequent to June 30, 2015, as of the date of this Report, the following events are hereby reported:

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

Results of Operations.

Overall Net Income.

The Company reported net income of $16,008 for the six months ended June 30, 2015, compared to net income of $17,112 for the six months ended June 30, 2014. This $1,104 decrease was primarily attributable to increased interest expense offset by increased rental income. Basic and diluted losses per share were $0.01 for the six months ended June 30, 2015 and 2014, respectively.

The Company reported net income of $7,883 for the three months ended June 30, 2015, compared to net income of $6,475 for the three months ended June 30, 2014. This increase of $1,408 was primarily attributable to increased rental income. Basic and diluted losses per share for the three months ended June 30, 2015 and 2014, respectively were negligible.

Total Assets.

As of June 30, 2015, total assets of the Company were $1,478,724 compared to $1,490,189 at December 31, 2014, a decrease of $2,266.

Liquidity & Capital Resources

As of June 30, 2015, we had a working capital deficiency (total current liabilities -- which included $1,435,164 of the principal of the Building Note -- in excess of total current assets) of $1,487,274. We realized net income of $16,008 for the six months ended June 30, 2015, compared to net income of $17,112 for the six months ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days preceding the filing of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2015.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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