Form 10-Q
period 2015-09-30
Manasota Group, Inc.
filed 2016-10-11
CIK 1074458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	Quarterly report under section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Cash	$548,336	$4,214
Other assets	50	50
Deferred tax asset, net	0	365,352
Discontinued operations - assets	0	1,120,573
Total Assets	$548,386	$1,490,189

LIABILITIES & SHAREHOLDERS’ EQIUTY/(DEFICIT)

Liabilities:
Accrued expenses	$29,490	$18,831
Note payable	0	1,449,609
Line of credit	0	3,000
Advances from related parties	0	50,000
Total Liabilities	29,490	1,521,440
Shareholders’ Equity/(Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at September 30, 2015 and December 31, 2014.	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Accumulated (deficit)	(9,448,024)	(9,998,171)
	998,289	448,142
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders’ Equity/(Deficit)	518,896	(31,251)
Total Liabilities and Shareholders’ (Deficit)	$548,386	$1,490,189

The accompanying notes are an integral part of these financial statements.

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income
Other miscellaneous income	99	60	265	176
Total income	99	60	265	176

Operating Expenses
Interest expense on note	24,282	20,537	64,424	56,667
General and administrative expenses	97,925	2,732	104,137	10,365
Total operating expenses	122,207	23,269	168,561	67,032

Income (loss) from continuing operations before income taxes	(122,108)	(23,209)	(168,296)	(66,856)
Income tax provision (benefit)	(48,232)	0	(66,477)	0
Income (loss) from continuing operations	(73,876)	(23,209)	(101,819)	(66,856)

Discontinued operations
Income from discontinued operations - including gain from sale of property	1,032,287	29,988	1,094,487	90,747
Income tax provision (benefit)	424,271	0	442,520	0
Income from discontinued operations	608,016	29,988	651,967	90,747
Net Income	$534,140	$6,779	$550,148	$23,891

Basic and diluted net income (loss) per common share
Net income (loss) from continuing operations	$(0.04)	$(0.01)	$(0.06)	$(0.04)
Net income from discontinued operations	0.34	0.02	0.37	0.05
	$0.30	$0.00	$0.31	$0.01

Weighted average number of shares outstanding
Basic and Diluted	1,779,139	1,779,139	1,779,139	1,779,139

The accompanying notes are an integral part of these financial statements.

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC

Statements of Cash Flows (Unaudited)

	Nine Months ended September 30
	2015	2014
Net income	$550,148	$23,891
Less: income from discontinued operations	(651,967)	(90,747)
Net loss from continuing operations	(101,819)	(66,856)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities
Change in deferred tax asset	365,352	0
Changes in operating assets and liabilities:
Other assets	0	9,952
Accrued expenses	7,608	(25,758)
net cash provided (used) by operating activities - continuing operations	271,141	(82,662)
net cash provided (used) by operating activities - discontinued operations	(327,410)	111,664
Net cash provided (used) by operating activities	(56,269)	29,002

Cash flows from investing activities
Net cash provided by discontinued operations - Proceeds from sale of land and building	2,100,000	0
Net cash provided by investing activities	2,100,000	0

Cash flows from financing activities
Repayment on advance from related party	(50,000)	0
Repayment of note payable	(1,446,609)	(13,417)
Repayment of line of credit	(3,000)	(13,560)
Net cash used in financing activities - continuing operations	(1,499,609)	(26,977)

Net increase in cash	544,122	2,025
Cash beginning of period	4,214	758
Cash end of period	$548,336	$2,783

Supplemental disclosure of cash flow information:
Cash paid for interest	$64,424	$56,667

The accompanying notes are an integral part of these financial statements.

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

Note 1 – Basis of Presentation

The financial information for MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPORATION, Inc, Bradenton, Florida (the “Company”) as of September 30, 2015 and for the nine and three months ended September 30, 2015 and 2014 is unaudited but includes all adjustments, which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and ,therefore, do not include all information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2014. Operating results for the nine and three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 - Organization and Summary of Significant Accounting Policies

MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPORATION, Inc, Bradenton, Florida (the “Company” or “we”) was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the “Bank”).  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. The FDIC sold the Bank to the Bank of the Ozarks. The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations. After September 10, 2010, the Company’s business consisted of owning, maintaining and holding for lease its sole asset, an approximately 7,000 square foot office building located at 900 53rd Ave E, Bradenton, FL (the “Building”). The Building was leased to Bank of the Ozarks under a 3-year lease which expired on September 10, 2013. Subsequently the Building was leased to 1st Manatee Bank in December of 2013 under a three year lease with an option to purchase. The Building was sold to 1st Manatee Bank during the period covered by this Report.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of September 30, 2015 and December 31, 2014, there were 1,809,912 shares Company’s common stock issued outstanding, 39,773 shares of which were held as treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company’s Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.   As of September 30, 2015 and December 31, 2014, there was no designated preferred stock and no shares issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of September 30, 2015, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. The Company did not have any interest-bearing accounts at September 30, 2015 or December 31, 2014, respectively.

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

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount. There were no impairment charges for the periods ended September 30, 2015 and December 31, 2014 related to these long-lived assets.

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

Reclassification. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

Note 5 – Discontinued Operations and Gain on Sale of Property

On September 29, 2015, the Company completed the sale of a building and land to the lessee for a total sale price of $2,100,000. The Company recognized a gain on the sale of approximately $1.0 million. At the time of the sale, the Company paid off the principal balance of the mortgage note secured by the property and accrued interest totaling approximately $1,432,000.

Discontinued operations - assets consisted of the following:

	September 30, 2015	December 31, 2014
Land	$0	$395,035
Building & building improvements	0	1,104,951
Property, gross	0	1,499,986
Deduct:
Accumulated depreciation	0	(379,413)

Property, net	$0	$1,120,573

The building served as collateral on the note disclosed in note 4.

Depreciation expense for each of the years ended December 31, 2015 and 2014 amounted to $20,917 and $27,889, respectively.

The pre-tax gain on sale of property was calculated as follows:

Land	$395,035
Building & building improvements	1,104,951
Property, gross	1,499,986
Deduct:
Accumulated depreciation at September 29, 2015	(400,330)
Property, net	$1,099,656

Proceeds from sale of land and building	$2,100,000
Deduct Property, net	1,099,656
Gain on sale	$1,000,344

Costs associated with the sale were approximately $97,000.

The components of the income from discontinued operations consisted of the following for the years ended December 31:

	2015	2014
Rental income	$115,059	$111,664
Gain on sale of land and building	1,000,344	0
Depreciation	(20,917)	(20,917)
Net income from discontinued operations	$1,094,486	$90,747

Note 6 – Payoff of Note

On September 29, 2015, the Company completed the sale of the Building and land to the lessee for a total sale price of $2,100,000. At the time of the sale, the Company paid off the principal balance of the mortgage note secured by the property and accrued interest totaling approximately $1,432,000.

Note 7 – Provision for Federal & State Income Taxes

The sale of the land and building business resulted in the recognition of a taxable gain of approximately $1.0 million. As of September 30, 2015, the Company the gain was offset by prior year NOL’s. The Company is currently unable to reasonably estimate the impact of any additional losses that may occur during the remainder of its year ending June 30, 2015. As of September 30, 2015, the net federal and state tax impact of the gain (net of the losses incurred during the nine months ended September 30, 2015,and NOL carryovers from prior years) is approximately $62,000, which is related to the Alternative Minimum Tax (“AMT”) incurred in the amount of $11,000 and current state tax expense of $51,000.

For the nine months ended September 30, 2015 and 2014, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to state taxes and AMT .

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As of September 30, 2015, based upon the levels of historical taxable income and projections of future taxable income over which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not be able to realize the benefits of these deductible differences.  Accordingly, a valuation allowance of approximately $4,145,000 has been provided in the accompanying financial statements as of September 30, 2015.

Note 8 – Subsequent Events

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

The Building was sold on September 29, 2015, for a gross purchase price of $2.1 million. Using the approximately $538,000 in net proceeds from the sale of the Building, we (a) declared and paid, on November 2, 2015, a cash dividend of $0.27 per share of Common Stock for a total of approximately $490,000 and (b) repaid $40,000 in advances owed to certain current and former of our directors and all other outstanding accounts payable. As a result, we began fiscal year 2016 with approximately $47,000 in cash.

Subsequent to September 30, 2015, as of the date of this Report, the following event is hereby reported:

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

Results of Operations.

Overall Net Income.

The Company reported net income of $550,148 for the nine months ended September 30, 2015, compared to net income of $23,891 for the nine months ended September 30, 2014. In each period, net income was the result of income from discontinued operations (mainly a gain from the sale of the Building) plus minimal other miscellaneous income -- $1,094,847 plus $265 and $90,747 plus $176, respectively -- being offset by a loss from operations plus the write-off of the deferred tax asset -- $101,819 plus $442,520 and $66,856 plus $0, respectively. Basic and diluted gains per share for the nine months ended September 30, 2015 were $0.31. Basic and diluted losses per share were $0.01 for the nine months ended September 30, 2014.

The Company reported net income of $534,140 for the three months ended September 30, 2015, compared to net income of $6,779 for the three months ended September 30, 2014. Similarly to the nine-month results, in each period, net income was the result of income from discontinued operations plus minimal other miscellaneous income -- $1,032,287 plus $99 and $29,888 plus $60, respectively -- being offset by a loss from operations plus write-off of the deferred tax asset -- $73,876 plus $424,271 and $23,909 plus $0, respectively. Basic and diluted gains per share for the three months ended September 30, 2015 were $0.30. Basic and diluted earnings per share were negligible for the three months ended September 30, 2014.

Total Assets.

As of September 30, 2015, total assets of the Company were $548,336 compared to $1,490,189 at December 31, 2014, a decrease of $941,803. This decrease is primarily due to the sale of the Building on September 29, 2015 and the write off of the deferred tax asset.

Liquidity & Capital Resources

As of September 30, 2015, we had a working capital excess of $518,396. We realized net income of $550,148 for the nine months ended September 30, 2015, compared to net income of $23,891 for the nine months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days preceding the filing of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2015.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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