Form 10-K
period 2014-12-31
Manasota Group, Inc.
filed 2016-10-12
CIK 1074458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

After a series of negotiations, we entered into, on July 11, 2011, a settlement agreement with the FDIC, pursuant to which we paid the FDIC the net amount $511,000 in exchange for full ownership of the one-story, approximately 7,000 square foot building previously occupied by the Bank (the “Building”). Simultaneously, we entered into a lease with Bank of the Ozarks, which commenced retroactively to September 11, 2010 and expired on September 10, 2013. The Building was subject to a mortgage held by 1st Manatee Bank, a Florida state bank with headquarters in Manatee County, with a maturity date of August 31, 2013 (the “Building Note”). After the expiration of the lease with Bank of the Ozarks, 1st Manatee Bank became the lessee of the Building.

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

On April 26, 2013, we received a letter from the Office of Enforcement Liaison in the SEC’s Division of Corporation Finance. The letter informed the Company that if we did not take the necessary steps to return the Company into compliance with its reporting requirements under the Exchange Act within the next fifteen days, the SEC may commence administrative proceedings to revoke our registration under the Exchange Act and impose a trading suspension with respect to the Common Stock. On May 6, 2014, we filed a letter with the SEC setting forth a plan for returning into such compliance by filing this Report on or before July 31, 2014 and all other delinquent periodic reports on or before July 31, 2014, and requesting that no such administrative proceedings or trading suspension be commenced at this time. We have since filed the Annual Report on form 10-K for fiscal 2011 and the Quarterly Reports on Form 10-Q for the first three fiscal quarters of 2012 as well as the Annual Report on form 10-K for fiscal 2012 and the first three fiscal quarters of 2013.

In early 2013, because of the expense involved, the Company once again suspended filing periodic reports under the Exchange Act commencing with the Annual Report on Form 10-K for fiscal 2013. In late 2015, after the sale of the Building, see discussion in Items 2 and 7 below, the Board of Directors decided to bring the Company into compliance with the reporting requirements under the Exchange Act by filing the Annual Reports on Form 10-K for the fiscal year ended December 31, 2013, 2014 and 2015, as well as the Quarterly Reports for all relevant interim periods through June 30, 2016.

ITEM 1A. Risk Factors

Not Applicable.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

The Company owns the Building located, at 900 53rd Avenue East, in Bradenton, which consists of approximately 7,000 square feet of interior space, four interior teller windows, four exterior drive-through teller stations and 36 parking spaces. The interior includes executive offices, work stations for support staff and safe deposit box storage areas. The total cost of the Building, including the costs of construction, landscaping, and furniture and equipment, was approximately $1.96 million, and the Company spent another approximately $40,000 to furnish certain additional space with furniture and equipment. Subsequently all furniture and equipment was taken into receivership by the FDIC. Until September 10, 2013, the Building was leased to Bank of the Ozarks. Since December 6, 2013, the Building has been leased under a three-year lease, to 1st Manatee Bank, the holder of the Building Note. In 2014, we recorded net rent of $148,624 with respect to the Building, compared to net rent of $131,279 in 2013.

Subsequent to December 31, 2014, the Building was sold, on September 29, 2015, to 1st Manatee Bank, for $2,100,000. After paying sales commissions and the outstanding balance on the mortgage of approximately $1,432,000, we realized approximately $538,000 in net cash proceeds and an approximately $1 million gain for income tax purposes from the sale. The gain was offset by a portion of $ 11.4 million of the Company’s net operating loss carryover as of December 31, 2015.

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

Since November 2004, the Common Stock has been trading on the OTCQB Marketplace under the symbol “HZNB”. The following table sets forth the range of high and low bid information for the four quarters of 2014, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	$0.01	$0.01
June 30	$0.17	$0.01
September 30	$0.15	$0.07
December 31	$0.15	$0.09

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The following table sets forth the range of high and low bid information for the four quarters of 2013, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	$0.01	$0.01
June 30	$0.12	$0.01
September 30	$0.12	$0.07
December 31	$0.07	$0.01

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

Pursuant to a settlement agreement with the FDIC and a three-year lease, both entered into July 11, 2011, but effective September 11, 2010, we have owned, maintained and held for rent the Building under a lease to Bank of the Ozarks. Effective December 6, 2013, we entered into a new three-year lease with 1st Manatee Bank.

As of December 31, 2014, the Building was subject, under the Building Note, to an approximately $1.449 million first lien mortgage in favor of 1st Manatee. As of December 31, 2014, we also owed $50,000 to certain current and former directors for unsecured, payable on demand, advances made by them to the Company in 2010 (the “Advances”).

Subsequent to December 31, 2014, as of the date of this Report, the following events are hereby reported:

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

B.       Results of Operations

Year ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

The revenues in 2014 of $148,860 consisted of rental income under the Building Lease and a small sales tax commission of $236. By comparison, the revenues in 2013 of $131,482 consisted of rental income under the Building Lease and a small sales tax commission of $203.

Operating Expenses

We paid $76,886 in debt service with respect to the Building Note in 2014, compared to $83,344 in 2013. The decrease in general administrative expenses from $155,573 in 2013 to $43,232 in 2014 was attributable mainly to decreased legal and accounting expenses necessary to bring the Company into SEC compliance in 2013.

Income Tax Provision (Benefit)

An income tax provision of $11,353 was recognized in 2014. We recognized a net income tax benefit in 2013 from the reversal of the valuation allowance for the deferred tax asset of approximately $850,000 based on future expected utilization of the net operating loss. This resulted in a deferred tax benefit for the year of $334,923. The current income tax benefit resulting from the operating loss was $42,460.

Net Income

Net income decreased from $269,768 in 2013 to $17,389 in 2014 primarily as a result of the income tax benefit recognized offset by the operating loss in 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital deficiency (total current liabilities -- which included $1,449,609 of the principal of the Building Note -- in excess of total current assets) of $1,467,226, most of such deficit being the Building Note coming due in August of 2014. We realized net income of $17,389 in 2014, compared to net income of $269,768 in 2013. The 2014 decrease was attributable mainly to a realized tax benefit offset by expenses incurred to bring the Company into SEC compliance in 2013.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2014 and 2013. There is no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2014 are included as a separate section of this Report beginning on page F-i.

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

Subsequent to December 31, 2014, as previously reported, effective March 22, 2016, the Company engaged Goldstein Schechter Koch, PA (“GSK”), as its principal accountant to audit the Company’s financial statements for the fiscal years ending December 31, 2013, 2014 and 2015. Warren Averett, LLC (“Warren Averett”) had last acted as the Registrant’s principal accountant for the fiscal year ending December 31, 2012. The Company decided, by action of the Audit Committee of its Board of Directors, not to renew such firm’s engagement going forward.

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

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. During the last quarter of 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted, during the last quarter of 2014, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the COSO framework criteria.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2014 included in this Report were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2014 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fourth quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Biographical Information Concerning Directors.

Charles S. Conoley has served as a director of the Company since June 15, 2013; as a Class II director of the Company since May 11, 2009 and as a Class I director of the Company from October 2, 1998 to May 11, 2009. Mr. Conoley has served as the President and Chief Executive Officer of the Company since October 2, 1998, and served as a director and President and Chief Executive Officer of the Bank from October 25, 1999 to September 10, 2013. Mr. Conoley is currently employed as Vice-President; Commercial Lending Office for 1st Manatee Bank in Parrish, Florida. From 1993-1998, he was a Vice President and commercial loan officer for American Bank in Bradenton, Florida. Prior to that he was employed as a senior executive for affiliates of Barnett Bank in Miami and Bradenton, Florida. Mr. Conoley received his MBA in Finance and Accounting from Indiana University in Bloomington, Indiana and his undergraduate degree from Purdue University.

Michael Shanon Glasgow has served as a Director of the Company since June 15, 2013; as a Class I director of the Company since October 2, 1998, and served as a director of the Bank from October 25, 1999 to September 10, 2013. He is employed with USA Steel Fence, Inc., a commercial and residential fence company that has operations in Bradenton, Lakeland, Gibsonton, Englewood and St. Petersburg, Florida, and serves as its President. Mr. Glasgow is also the owner of USA Land Company, and USA Used Cars, all of Bradenton, Florida. He also serves as Vice President for USA Group, Inc. and USA Real Estate, also of Bradenton, Florida.

Barclay Kirkland, DDS, has served as a Director of the Company since June 15, 2013; as a Class I director of the Company since May 18, 2000, and served as a director of the Bank from February 2001 to September 10, 2013. He is in private practice in Bradenton, Florida. He is a member of the American Academy of Peridontology and the American Academy of Anti-Aging Medicine, and is active in Rotary International.

Bruce E. Shackelford has served as a Director of the Company since June 15, 2013; as a Class I director of the Company since October 2, 1998, and served as a director of the Bank from October 25, 1999 to September 10, 2013. He serves as President of Four Star Tomato, Inc., R&S Sales and Management, Inc. and Western Tomato Growers & Shippers, Inc., all companies engaged in food production and distribution. He is also the general partner of Triple-S Farms, a farming operation.

Clarence R. Urban has served as a Director of the Company since June 15, 2013; as a Class II director of the Company since May 20, 2004 and as a Class III director of the Company from October 2, 1998 to May 20, 2004. He served as a director of the Bank from October 25, 1999 to September 10, 2013. He served as Chairman of the Company’s Board of Directors from October 2, 1998, to September 17, 2003, and as Chairman of the Bank’s Board of Directors from October 25, 1999, to September 17, 2003. He is a retired businessman.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC regarding “independent” directors. All directors, except for Charles S. Conoley, are “independent” as defined in the listing standards of NASDAQ Global Market.

During 2014, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has a standing Audit and Compliance Committee but no standing compensation committee or nominations and governance committee. The Charter for the Audit and Compliance Committee was filed with the SEC on May 13, 2003.

As of December 31, 2014, the Audit and Compliance Committee consisted of Bruce E. Shackleford, who served as the Chairman, Michael S. Glasgow and Clarence R. Urban. The Audit and Compliance Committee’s duties, which are specified in its Charter, include, but are not limited to:

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2014.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our President and Chief Executive Officer:

Name and Principal Position (a)	Year (b)		Salary (c)	Bonus (d)		Stock Awards (e)		Option Awards (f)		Non-Equity Incentive Plan Compensation (g)		Non-qualified Deferred Compensation Earnings (h)		All Other Compensation (i)		Total (j)
Charles S. Conoley. President and CEO of the Company	2014 2013	$ $	0 0	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

Outstanding Equity Awards at Fiscal Year-End

No equity awards were outstanding at December 31, 2014.

Employment Agreements

Charles S. Conoley has served as the Company’s President and Chief Executive Officer since its inception. Biographical information about Mr. Conoley is set forth above in the segment containing information about the Company’s directors and executive officers. Effective January 1, 2009, Mr. Conoley, the Company and the Bank entered into a three-year employment agreement, which was terminated by mutual consent effective April 20, 2013. Mr. Conoley serves the Company with no compensation.

Kathleen M. Jepson has served as the Company’s Senior Vice President and Chief Financial Officer since January 31, 2005. Ms. Jepson has over twenty years banking experience, for the five years prior to 2005 with Pelican Financial, Inc., Ann Arbor, Michigan. Ms. Jepson now works as a contract (hourly) employee for the Company, acting as its Acting Chief Financial Officer.

Director Compensation

None of the Directors received any compensation during 2014.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

As reported in Item 7 above, as of December 31, 2014, certain current and former directors were owed $50,000 of Advances, $40,000 of which did not yield interest and were payable on demand, and $10,000 of which bore interest at the rate of 3.25% per annum. The obligees and the amounts owed to them as of December 31, 2014, as Advances were as follows:

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

ITEM 14. Principal Accountant Fees and Services

GSK served as our independent registered public accounting firm for the fiscal periods ended December 31, 2013 and December 31, 2014.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Forms 10-Q. The aggregate amount of the audit fees billed by GSK for 2013 was $10,000. Audit fees billed by GSK for 2014 were $10,000.

Audit-related Fees

No audit-related fees were billed by GSK for 2013 or 2014.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns and related compliance. No tax fees were billed by GSK for 2013 or 2014.

All Other Fees

None

Audit and Compliance Committee

Our board of directors and Audit and Compliance Committee approved the services rendered and fees charged by our independent auditors. The Audit and Compliance Committee has reviewed and discussed our audited financial statements for the years ended December 31, 2013 and 2014 with our management. In addition, the Audit and Compliance Committee has discussed the financial statements for 2013 and 2014 with Warren Averett and GSK as required under PCAOB standards.

Based on the Audit and Compliance Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit and Compliance Committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Articles of Incorporation. (1)
3.2	Amended and Restated By-Laws. (2)
31.1	Certifications of Chief Executive Officer required by Rule 13(a)-14(a).
31.2	Certifications of Chief Financial Officer required by Rule 13(a)-14(a).
32.1	Certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

_________________

(1)	Incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 15, 2013.
(2)	Incorporated herein by reference to Exhibit 2.2 to Registration Statement on Form SB-1 (File No. 333-71773), filed on February 9, 1999.

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

DECEMBER 31, 2014 AND 2013

F-i

F-ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Manasota Group, Inc.

We have audited the accompanying balance sheets of Manasota Group, Inc.as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2014. Manasota Group, Inc.’s. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manasota Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Goldstein Schechter Koch P.A.

Fort Lauderdale, Florida

October 7, 2016

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Balance Sheets

	As of December 31,
	2014	2013
ASSETS

Cash	$4,214	$758
Property	1,120,573	1,148,462
Other assets	50	10,002
Deferred tax asset, net	366,030	377,383
Total Assets	$1,490,867	$1,536,605
LIABILITIES & SHAREHOLDERS’ (DEFICIT)
Liabilities:

Accrued expenses	$19,509	$41,584
Note payable	1,449,609	1,470,101
Line of Credit	3,000	23,560
Advances from related parties	50,000	50,000
Total Liabilities	1,522,118	1,585,245
Shareholders’ /(Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued outstanding at December 31, 2014 and 2013	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Retained (deficit)	(9,998,171)	(10,015,560)
	448,142	430,753
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders’ (Deficit)	(31,251)	(48,640)
Total Liabilities and Shareholders’ (Deficit)	$1,490,867	$1,536,605

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA
Statements of Operations

	Year Ended December 31,
	2014	2013
Operating Income
Rental income	$148,624	$131,279
Other miscellaneous income	236	203
Total operating income	148,860	131,482
Operating Expenses
Interest expense on note	76,886	83,344
General administrative expenses	43,232	155,753
Total operating expenses	120,118	239,097
INCOME/(LOSS) BEFORE INCOME TAX PROVISION	28,742	(107,615)
Income tax provision/(benefit)	11,353	(377,383)

NET INCOME	$17,389	$269,768
NET INCOME PER BASIC AND DILUTED SHARE	$0.01	$0.15
Weighted average number of shares outstanding:
Basic and Diluted	1,770,139	1,770,139

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA
Statements of Changes in Shareholders’ Equity/(Deficit)
For the years ended December 31, 2014 and 2013

	Common Stock
			Paid in	Retained	Treasury
	Shares	Par Value	Capital	Earnings/(Deficit)	Stock	Total
Balance December 31 , 2012	1,809,912	$18,099	$10,428,214	$(10,285,328)	$(479,393)	$(318,408)

Net income				269,768		269,768
Balance December 31 , 2013	1,809,912	$18,099	$10,428,214	$(10,015,560)	$(479,393)	$(48,640)

Net income				17,389		17,389
Balance December 31, 2014	1,809,912	$18,099	$10,428,214	$(9,998,171)	$(479,393)	$(31,251)

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA
Statements of Cash Flows

	2014	2013
Net income/(loss)	$17,389	$269,768
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Amortization of loan cost	0	2,223
Depreciation	27,889	27,889
Change in deferred tax asset	11,353	(377,383)
Changes in operating assets & liabilities:
Other assets	10,630	(5,003)
Accrued expenses	(15,529)	40,661
Net cash provided/(used) by operating activities	51,732	(41,845)

Cash flows from financing activities:
Repayment on advance from related party	(7,224)	0
Proceeds from advance from related party		10,000
Payment on note payable	(20,492)	(15,092)
Repayment on Line of Credit	(20,560)	0
Proceeds from Line of Credit		23,560
Net cash provided/(used) by financing activities	(48,276)	18,468

Net (decrease)/increase in cash	3,456	(23,377)
Cash beginning of year	758	24,135
Cash end of year	$4,214	$758

Supplemental disclosure of cash flow information:
Interest paid	$76,886	$83,344

The accompanying notes are an integral part of these financial statements

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2014 and 2013

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

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of December 31, 2014 and 2013 there were 1,809,912 shares Company’s common stock issued outstanding.   As of December 31, 2014 and 2013 the Company held 39,773 shares of treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company’s Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.   As of December 31, 2014 and 2013, there was no designated preferred stock and no shares issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of December 31, 2014, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. The Company did not have any interest-bearing accounts at December 31, 2014 and 2013, respectively.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2014 and 2013

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

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount. There were no impairment charges for the years ended December 31, 2014 and 2013 related to these long-lived assets.

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
December 31, 2014 and 2013

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

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2014 and 2013

Note 4 - Property

	December 31
	2014	2013
Land	$395,035	$395,035
Building & building improvements	1,104,951	1,104,951

Property, gross	1,499,986	1,499,986
Deduct:
Accumulated depreciation	(379,413	(351,524)

Property, net	$1,120,573	$1,148,462

The building serves as collateral on the note disclosed in note 5.

Depreciation expense for each of the years ended December 31, 2014 and 2013 amounted to $27,889.

Note 5 – Long Term Debt

The Company’s long term debt consists of a mortgage note with a financial institution. The note was amended in July 2012. The note bears interest at 5.50%, and required monthly payments of principal and interest of $9,369 through July 2013 and the remaining balance and accrued interest due August 2013. In August of 2013 the Company entered into negotiations to renew the note during which the Company paid interest only on the note. The debt is secured by the building and an assignment of leases arising from the operation of the building. At December 31, 2014 and 2013, the outstanding balance on the note was $1,449,609 and $1,470,101 respectively.

As further disclosed in Note 9, in September 2015, the Company sold the building and paid off the remaining mortgage balance.

Note 6 - Related Party Transactions

The Company’s former directors and a partnership related to certain former directors advanced funds to the Company in 2010. These advances were unsecured, are due on demand and do not bear interest. Mr. Conoley advanced the Company $10,000 in the fourth quarter of 2013. This advance has an interest rate of 3.25% (Published prime rate at that time). The total balance of the advances from related parties at December 31, 2014 and 2013 was $50,000.

Note 7 – Leasing Activities

The Company leased its building to one tenant under an operating lease that expired in September 2013. Subsequent to the expiration of that lease the Company entered into a new three year lease with a different tenant with lease payments of $12,320 per month to be paid beginning in January, 2014 with the December, 2013 payment being made in January.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2014 and 2013

Note 8 – Provision for Federal & State Income Taxes

The company’s provision (benefit) for income taxes was as follows:

	2014	2013
Current
Federal	9,772	(36,548)
State	1,581	(5,912)
	11,353	(42,460)
Deferred
Federal	0	(288,288)
State	0	(46,635)
	0	(334,923)

Total	(11,353)	(377,383)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2014	2013
Income tax provision/(benefit) at statutory rate:	9,921	(36,548)
Increase (decrease) in income tax due to:
State income taxes net	1,605	(5,912)
Other adjustments	(173)	(174)
Change in Valuation Allowance	0	(334,749)
	11,353	(377,383)

Net deferred tax assets and liabilities were comprised of the following:

	2014	2013

Long-term deferred tax assets (liabilities)
Fixed assets	(11,148)	(11,321)
Net Operating Loss	4,522,350	4,533,876
Total deferred tax asset	4,511,202	4,522,555

Valuation Allowance	(4,145,172)	(4,145,172)
	366,030	377,383

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2014 and 2013

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As of December 31, 2014, based upon the levels of historical taxable income and projections of future taxable income over which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not be able to realize the benefits of some of these deductible differences.  Accordingly, a valuation allowance of approximately $4,145,000 has been provided in the accompanying financial statements as of December 31, 2014. The 2014 net change in valuation allowance related to deferred tax assets was a decrease of $11,353 primarily relating to net operating loss carryforwards used in future periods.

At December 31, 2014, the Company has federal and state tax net operating loss carryforwards of approximately $11,449,000 and $10,831,000, respectively.  The federal tax loss carryforward will expire through 2031, unless previously utilized.  The state tax loss carryforward will expire through 2029, unless previously utilized.

Note 9 – Subsequent Events

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