Form 10-K/A
period 2015-12-31
Manasota Group, Inc.
filed 2016-10-14
CIK 1074458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on October 11, 2016 as the Annual Report for the year ended December 31, 2015 (the “Form 10-K”), is to replace such Report in its entirety. The Annual Report for the year ended December 31, 2014 was inadvertently filed in place of the Annual Report for year ended December 31, 2015. This Report speaks as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date.

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

After a series of negotiations, we entered into, on July 11, 2011, a settlement agreement with the FDIC, pursuant to which we paid the FDIC the net amount $511,000 in exchange for full ownership of the one-story, approximately 7,000 square foot building previously occupied by the Bank (the “Building”). Simultaneously, we entered into a lease with Bank of the Ozarks, which commenced retroactively to September 11, 2010 and expired on September 10, 2013. The Building was subject to a mortgage held by 1st Manatee Bank, a Florida state bank with headquarters in Manatee County, with a maturity date of August 31, 2013 (the “Building Note”). After the expiration of the lease with Bank of the Ozarks, 1st Manatee Bank became the lessee of the Building. We sold the Building on September 29, 2015, to 1st Manatee Bank.

In summary, for the last five years, our business has consisted of owning, maintaining and holding for rent the Building, leased to a single tenant. Accordingly, our sole source of income has consisted of rent under such lease and our net income has consisted of the net margin between such revenue and the sum of the debt service with respect to the mortgage and operating expenses.

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

ITEM 1A. Risk Factors

Not Applicable.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

Until its sale in September 2015, the Company owned the Building located at 900 53rd Avenue East, in Bradenton. The Building consisted of approximately 7,000 square feet of interior space, four interior teller windows, four exterior drive-through teller stations and 36 parking spaces. The interior included executive offices, work stations for support staff and safe deposit box storage areas. The total cost of the Building, including the costs of construction, landscaping, and furniture and equipment, was approximately $1.96 million, and the Company spent another approximately $40,000 to furnish certain additional space with furniture and equipment. Subsequently all furniture and equipment was taken into receivership by the FDIC. Until September 10, 2013, the Building was leased to Bank of the Ozarks. Since December 6, 2013, and until its sale, the Building was leased under a three-year lease, to 1st Manatee Bank, the holder of the Building Note. In 2015, we recorded net rent of $115,059 with respect to the Building. The Building was sold, on September 29, 2015, to 1st Manatee Bank, for $2,100,000. After paying sales commissions and the outstanding balance on the mortgage of approximately $1,432,000, we realized approximately $538,000 in net cash proceeds and an approximately $1 million gain for income tax purposes from the sale. The gain was offset by a portion of $ 11.4 million of the Company’s net operating loss carryover as of December 31, 2015.

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

Since November 2004, the Common Stock has been trading on the OTCQB Marketplace under the symbol “HZNB”. The following table sets forth the range of high and low bid information for the four quarters of 2015, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	$0.20	$0.07
June 30	$0.25	$0.11
September 30	$0.13	$0.08
December 31	$0.21	$0.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The following table sets forth the range of high and low bid information for the four quarters of 2013, as reported by Bloomberg.com:

Quarter ended	High	Low
March 31	$0.01	$0.01
June 30	$0.17	$0.01
September 30	$0.15	$0.07
December 31	$0.15	$0.09

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

As reported under Item 2 above, the Building was sold in September 2015. Using the approximately $538,000 in net proceeds from the sale of the Building, we (a) declared and paid, on November 2, 2015, a cash dividend of $0.27 per share of Common Stock for a total of approximately $490,000 and (b) repaid all outstanding accounts payable. As a result, we began fiscal year 2016 with approximately $48,000 in cash.

Subsequent to December 31, 2015, as of the date of this Report, the following event is hereby reported

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

B.       Results of Operations

Year ended December 31, 2015 Compared to Year Ended December 31, 2014

Continuing Operations

We incurred a $102,064 loss in 2015 from continuing operations caused by $64,424 in debt service under the Building Note and $113,345 in general and administrative expenses being offset by $9,069 in other miscellaneous income and an income tax benefit for the year of $66,636. In 2014, out loss from continuing operations was $55,656, caused by $78,886 in debt service under the Building Note and $15,344 in general and administrative expenses being offset by $236 in other miscellaneous income and an income tax benefit for the year of $36,338. The increase in general administrative expenses in 2015 compared to 2014 was attributable mainly to costs associated with the sale of the Building.

Discontinued Operations

Due to the gain of $1,094,487 from the sale of the Building, offset by a $442,679 income tax provision for the year, we recognized, in 2015, $651,808 in income from discontinued operations. In 2014, the comparable amounts were $120,735 in income and $47,690 in an income tax provision, for income from discontinued operations of $73,045.

Net Income

Net income for 2015 from both continuing and discontinued operations amounted to $594,744, compared to $17,389 in 2014, with the increase attributable to the gain from the sale of the Building.

Liquidity and Capital Resources

As of December 31, 2015, we had a working capital excess of $48,616. We realized net income of $549,744 in 2015, compared to net income of $17,389 in 2014. The 2015 increase is explained in the above paragraph.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2015 and 2014. There is no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2015 are included as a separate section of this Report beginning on page F-i.

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

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. During the last quarter of 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Acting Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of lack of segregation of duties attributable to limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2015.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted, during the last quarter of 2015, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the COSO framework criteria.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2015 included in this Report were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Controls

During the fourth quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

During 2015, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and all of the meetings held by committees of the board on which they serve. The board of directors has a standing Audit and Compliance Committee but no standing compensation committee or nominations and governance committee. The Charter for the Audit and Compliance Committee was filed with the SEC on May 13, 2003.

As of December 31, 2015, the Audit and Compliance Committee consisted of Bruce E. Shackleford, who served as the Chairman, Michael S. Glasgow and Clarence R. Urban. The Audit and Compliance Committee’s duties, which are specified in its Charter, include, but are not limited to:

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock did comply with Section 16(a) of the Exchange Act for the year ended December 31, 2015.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our President and Chief Executive Officer:

Name and Principal Position (a)	Year (b)		Salary (c)	Bonus (d)		Stock Awards (e)		Option Awards (f)		Non-Equity Incentive Plan Compensation (g)		Non-qualified Deferred Compensation Earnings (h)		All Other Compensation (i)		Total (j)
Charles S. Conoley. President and CEO of the Company	2015 2014	$ $	0 0	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

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

Director Compensation

None of the Directors received any compensation during 2015.

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

ITEM 14. Principal Accountant Fees and Services

GSK served as our independent registered public accounting firm for the fiscal periods ended December 31, 2014 and December 31, 2015.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Forms 10-Q. The aggregate amount of the audit fees billed by GSK for 2014 was $10,000. Audit fees billed by GSK for 2015 were $10,000.

Audit-related Fees

No audit-related fees were billed by GSK for 2014 or 2015.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns and related compliance. No tax fees were billed by GSK for 2014 or 2015.

All Other Fees

None

Audit and Compliance Committee

Our board of directors and Audit and Compliance Committee approved the services rendered and fees charged by our independent auditors. The Audit and Compliance Committee has reviewed and discussed our audited financial statements for the years ended December 31, 2014 and 2015 with our management. In addition, the Audit and Compliance Committee has discussed the financial statements for 2014 and 2015 with GSK as required under PCAOB standards.

Based on the Audit and Compliance Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit and Compliance Committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

DECEMBER 31, 2015 AND 2014

F-i

F-ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Manasota Group, Inc.

We have audited the accompanying balance sheets of Manasota Group, Inc.as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. Manasota Group, Inc.’s. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manasota Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Goldstein Schechter Koch P.A.

Fort Lauderdale, Florida

October 7, 2016

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Balance Sheets

	As of December 31,
	2015	2014
ASSETS

Cash	$48,616	$4,214
Other assets	50	50
Deferred tax asset, net	0	365,352
Discontinued operations - asset	0	1,120,189
Total Assets	$48,666	$1,490,189
LIABILITIES & SHAREHOLDERS’ EQUITY/(DEFICIT)
Liabilities:

Accrued expenses	$8,516	$18,831
Note payable	0	1,449,609
Line of Credit	0	3,000
Advances from related parties	0	50,000
Total Liabilities	8,516	1,521,440
Shareholders’ Equity/(Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 1,809,912 issued and 1,770,139 outstanding at December 31, 2015 and 2014	18,099	18,099
Paid-in-capital	10,428,214	10,428,214
Retained (deficit)	(9,926,770)	(9,998,171)
	519,543	448,142
Less Treasury stock: 39,773 shares	(479,393)	(479,393)
Total Shareholders’ Equity/(Deficit)	40,150	(31,251)
Total Liabilities and Shareholders’ Equity/(Deficit)	$48,666	$1,490,189

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Statements of Operations

	Year Ended December 31,
	2015	2014
Income
Other miscellaneous income	$9,069	$236
Total income	9,069	236

Operating Expenses
Interest expense on note	64,424	76,886
General and administrative expenses	113,345	15,344
Total operating expenses	177,769	92,230

Income (loss) from continuing operations before income taxes	(168,700)	(91,994)
Income tax provision (benefit)	(66,636)	(36,338)
Income (loss) from continuing operations	(102,064)	(55,656)

Discontinued operations
Income from discontinued operations - including gain from sale of property	1,094,487	120,735
Income tax provision (benefit)	442,679	47,690
Income from discontinued operations	651,808	73,045

Net income	$549,744	$17,389

Basic and diluted net income (loss) per common share:
Net income (loss) from continuing operations	$(0.06)	$(0.03)
Net income from discontinued operations	0.25	0.03
	$0.31	$0.01
Weighted average number of shares outstanding
Basic and diluted	1,779,139	1,779,139

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Statements of Changes in Shareholders’ Equity/(Deficit)

For the years ended December 31, 2015 and 2014

	Common Stock
			Paid in	Retained	Treasury
	Shares	Par Value	Capital	Earnings/(Deficit)	Stock	Total
Balance December 31 , 2013	1,809,912	$18,099	$10,428,214	$(10,015,560)	$(479,393)	$(48,640)

Net income				17,389		17,389
Balance December 31, 2014	1,809,912	$18,099	$10,428,214	$(9,998,171)	$(479,393)	$(31,521)

Dividends paid				(478,343)		(478,343)
Net income				549,744		549,744
Balance December 31, 2015	1,809,912	$18,099	$10,428,214	$(9,926,770)	$(479,393)	$40,150

The accompanying notes are an integral part of these financial statements

MANASOTA GROUP, INC.

F/K/A HORIZON BANCORPORATION, INC.

BRADENTON, FLORIDA

Statements of Cash Flows

	2015	2014

Net income	$549,744	$17,389
Less: income from discontinued operations	(651,808)	(73,045)
Net income from continuing operations	(102,064)	(55,656)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities
Changes in deferred tax asset	365,352	11,353
Changes in operating assets and liabilities:
Other assets	0	10,631
Accrued expenses	(10,315)	(15,529)
Net cash provided (used) by operating activities - continuing operations	252,973	(49,201)
Net cash provided (used) by operating activities - discontinued operations	(327,619)	100,933
Net cash used in operating activities	(74,646)	51,732

Cash flows from investing activities
Net cash provided by discontinued operations - Proceeds from sale of land and building	2,100,000	0
Net cash provided by investing activities	2,100,000	0

Cash flows from financing activities:
Repayment on advance from related party	(50,000)	(7,224)
Cash dividends	(478,343)	0
Payment of note payable	(1,449,609)	(20,492)
Repayment on line of credit	(3,000)	(20,560)
Net cash used in financing activities - continuing operations	(1,980,952)	(48,276)

Net increase in cash	44,402	3,456
Cash beginning of year	4,214	758
Cash end of year	$48,616	$4,214

Supplemental disclosure of cash flow information:
Cash paid for interest	$64,424	$76,886

The accompanying notes are an integral part of these financial statements

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2015 and 2014

Note 1 - Organization and Summary of Significant Accounting Policies

MANASOTA GROUP, Inc. f/k/a HORIZON BANCORPORATION, Inc, Bradenton, Florida (the “Company”) was a one-bank holding company with respect to Horizon Bank, Bradenton, Florida (the “Bank”).  The Company commenced banking operations on October 25, 1999 when the Bank opened for business.  On September 10, 2010, the Company ceased to be a bank holding company when the Florida Office of Financial Regulation (the “OFR”) closed the Bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. The FDIC sold the Bank to the Bank of the Ozarks. The Bank was primarily engaged in the business of obtaining deposits and providing commercial, consumer, and real estate loans to the general public.  Bank deposits were each insured up to $250,000 by the FDIC subject to certain limitations. Until September 29, 2015, the Company’s sole asset was the building located at 900 53rd Ave E, Bradenton, FL. The building was leased to Bank of the Ozarks under a 3-year lease which expired on September 10, 2013. Subsequently the building was leased to 1st Manatee Bank in December of 2013 under a three year lease with an option to purchase. On September 29, 2015 the Building was sold to 1st Manatee Bank for $2.1 million.

The Company is authorized to issue up to 25.0 million shares of its $.01 par value per share common stock.  Each share is entitled to one vote and shareholders have no preemptive or conversion rights.  As of December 31, 2015 and 2014 there were 1,809,912 shares of the Company’s common stock issued outstanding.  As of December 31, 2015 and 2014 the Company held 39,773 shares of treasury stock.  Additionally, the Company is authorized to issue up to 1.0 million shares of its $.01 par value per share preferred stock, which may be designated by the Company’s Board, without further action by the shareholders, for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of common stock.   As of December 31, 2015 and 2014, there was no designated preferred stock and no shares issued or outstanding.

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

Concentration of Credit Risk. Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the accounts. As of December 31, 2015, all non-interest bearing checking accounts were FDIC insured to a limit of $250,000. The Company did not have any interest-bearing accounts at December 31, 2015 and 2014, respectively.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2015 and 2014

Property. The Company’s property consisted of land, a building and building improvements and was stated at cost. The straight-line method was used in computing depreciation over the estimated useful lives of the building and improvements of 10 to 40 years. Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the current earnings.

The Company follows the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which establishes accounting standards for the impairment of long-lived assets such as property and equipment. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. An impairment loss is recognized when management’s estimate of fair value, through outside consultation or internal assessment of value is less than its carrying amount. There were no impairment charges for the years ended December 31, 2015 and 2014 related to these long-lived assets.

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
December 31, 2015 and 2014

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

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2015 and 2014

Note 4 – Discontinued Operations and Gain on Sale of Property

On September 29, 2015, the Company completed the sale of a building and land to the lessee for a total sale price of $2,100,000. The Company recognized a gain on the sale of approximately $1.0 million. At the time of the sale, the Company paid off the principal balance of the mortgage note secured by the property and accrued interest totaling approximately $1,432,000.

Discontinued operations - assets consisted of the following as of December 31:

	2015	2014
Land	$0	$395,035
Building & building improvements	0	1,104,951
Property, gross	0	1,499,986
Deduct:
Accumulated depreciation	0	(379,413)

Total	$0	$1,120,573

The building served as collateral on the note disclosed in note 4.

Depreciation expense for each of the years ended December 31, 2015 and 2014 amounted to $20,917 and $27,889, respectively.

The pre-tax gain on sale of property was calculated as follows:

Land	$395,035
Building & building improvements	1,104,951
Property, gross	1,499,986
Deduct:
Accumulated depreciation at September 29, 2015	(400,330)
Property, net	$1,099,656

Proceeds from sale of land and building	$2,100,000
Deduct Property, net	1,099,656
Gain on sale	$1,000,344

Costs associated with the sale were approximately $97,000.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2015 and 2014

The components of the income from discontinued operations consisted of the following for the years ended December 31:

	2015	2014
Rental income	$115,059	$148,624
Gain on sale of land and building	1,000,344	0
Depreciation	(20,917)	(27,889)
Net income from discontinued operations	$1,094,486	$120,735

Note 5 – Long Term Debt

The Company’s long term debt consists of a mortgage note with a financial institution. The note was amended in July 2012. The note bears interest at 5.50%, and required monthly payments of principal and interest of $9,369 through July 2013 and the remaining balance and accrued interest due August 2013. In August of 2013 the Company entered into negotiations to renew the note during which the Company paid interest only on the note. The debt is secured by the building and an assignment of leases arising from the operation of the building. At December 31, 2015 and 2014, the outstanding balance on the note was zero and $1,449,609 respectively.

In September 2015, the Company sold the building and paid off the remaining mortgage balance which at that time was approximately $1,428,000.

Note 6 - Related Party Transactions

The Company’s former directors and a partnership related to certain former directors advanced funds to the Company in 2010. These advances were unsecured, are due on demand and do not bear interest. Mr. Conoley advanced the Company $10,000 in the fourth quarter of 2013. This advance has an interest rate of 3.25% (Published prime rate at that time). The total balance of the advances from related parties at December 31, 2015 and 2014 was zero and $50,000, respectively

Note 7 – Leasing Activities

The Company leased its building to one tenant under an operating lease that expired in September 2013. Subsequent to the expiration of that lease the Company entered into a new three year lease with a different tenant with lease payments of $12,320 per month to be paid beginning in January, 2014 with the December, 2013 payment being made in January. This lease terminated when the building was sold on September 29, 2015.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2015 and 2014

Note 8 – Provision for Federal & State Income Taxes

The company’s provision (benefit) for income taxes from continuing operations was as follows:

	2015	2014
Current
Federal	(57,358)	(31,278)
State	(9,278)	(5,060)
	(66,636)	(36,338)
Deferred
Federal	0	0
State	0	0
	0	0

Total	(66,636)	(36,338)

The company’s provision (benefit) for income taxes from discontinued operations was as follows:

	2015	2014
Current
Federal	381,040	41,050
State	61,639	6,640
	442,679	47,690
Deferred
Federal	0	0
State	0	0
	0	0

Total	442,679	47,690

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2015 and 2014

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2015	2014
Income tax provision/(benefit) at statutory rate:	314,877	9,921
Increase (decrease) in income tax due to:
State income taxes net	52,360	1,580
Alternative minimum tax	10,816
Other adjustments	(2,019)	(148)
Change in Valuation Allowance	0	0
	376,034	11,353

Net deferred tax assets and liabilities were comprised of the following:

	2015	2014
Long-term deferred tax assets (liabilities)
Fixed assets	(11,148)	(11,148)
Net Operating Loss	4,156,191	4,521,672
Total deferred tax asset	4,145,173	4,510,524

Valuation Allowance	(4,145,173)	(4,145,172)
	0	365,352

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As of December 31, 2015, based upon the levels of historical taxable income and projections of future taxable income over which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not be able to realize the benefits of these deductible differences.  Accordingly, a valuation allowance of approximately $4,145,000 has been provided in the accompanying financial statements as of December 31, 2015.

At December 31, 2015, the Company has federal and state tax net operating loss carryforwards of approximately $10,523,800 and $11,449,000, respectively.  The federal tax loss carryforward will expire through 2031, unless previously utilized.  The state tax loss carryforward will expire through 2029, unless previously utilized.

Manasota Group, Inc.
f/k/a Horizon Bancorporation, Inc.
Notes to Financial Statements
December 31, 2015 and 2014

Note 9 – Subsequent Events

Effective March 21, 2016, the Company issued an aggregate of 2,000,000 shares of the Company’s Common Stock, $.01 par value, to four existing shareholders for the purchase price of $.01 per share. The total consideration received by the Company was $20,000 in cash.